Form 10-Q
period 2010-03-31
AlphaMetrix Managed Futures III LLC (AlphaMetrix WC Diversified Series)
filed 2010-05-17
CIK 1473675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-53864

ALPHAMETRIX MANAGED FUTURES III LLC
(ALPHAMETRIX WC DIVERSIFIED SERIES)
 (Exact name of registrant as specified in its charter)

Delaware	27-1248567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o ALPHAMETRIX, LLC 181 West Madison 34th Floor Chicago, Illinois 60602
(Address of principal executive offices)
 (312) 267-8400
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☒No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer  ☐                               Accelerated filer  ☐   Non-accelerated filer  ☐  (Do not check if a smaller reporting company)                 Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No  ☒

ii

ALPHAMETRIX FUTURES III LLC (ALPHAMETRIX WC DIVERSIFIED SERIES)

QUARTERLY REPORT FOR PERIOD ENDED MARCH 31, 2010 ON FORM 10-Q

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS Statement of Financial Condition (unaudited) Statement of Operations (unaudited) Statement of Changes in Members’ Capital (unaudited) Notes to Financial Statements (unaudited)	1

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

Item 4T.	CONTROLS AND PROCEDURES	17

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	18
Item 1A.	RISK FACTORS	18
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18
Item 3.	DEFAULTS UPON SENIOR SECURITIES	19
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19
Item 5.	OTHER INFORMATION	19
Item 6.	EXHIBITS	20

SIGNATURES		21

  iii

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

 ALPHAMETRIX MANAGED FUTURES III LLC (ALPHAMETRIX WC DIVERSIFIED SERIES)
(A Delaware Series Limited Liability Company)
Statement of Financial Condition
March 31, 2010 (Unaudited)

March 31, 2010
(Unaudited)

Assets
Investment in Master Fund, at fair value:	$321,387
Cash at bank	2,543,475
Prepaid Commissions	11,862

Total assets	$2,876,724

Liabilities and Members' Capital
Liabilities
Accrued brokerage commissions	$-
Accrued sales commission	-
Accrued sponsor's fee	630
Accrued management fees	2,857
Accrued performance fees	8,936
Accrued organizational costs	72,881
Accrued service provider fees	420
Subscriptions received in advance	1,943,923
Redemptions payable	-
Total liabilities	2,029,647

Members’ Capital
B-0 Members (201.42 units outstanding at March 31, 2010,
respectively, unlimited units authorized)	170,129
B-2 Members (692.56 units outstanding at March 31, 2010,
respectively, unlimited units authorized)	667,313
Sponsor (B-2) (10 units outstanding at March 31, 2010,
respectively, unlimited units authorized)	9,635
Total members’ capital	847,077

Total liabilities and members’ capital	$2,876,724

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC (ALPHAMETRIX WC DIVERSIFIED SERIES)
(A Delaware Series Limited Liability Company)
Statement of Operations
January 1, 2010 (commencement of trading) through March 31, 2010
(Unaudited)

NET INVESTMENT LOSS ALLOCATED FROM MASTER FUND:
Trading costs	$(204)
Interest income	31
Interest expense	-
Bank fees	-
Operating expenses	-

Net investment loss allocated from master fund	(173)

FUND NET INVESTMENT LOSS:
Interest income	280
Other income	-
Sponsor fee	(630)
Bank fees	(859)
Service provider fee	(420)
Management fee	(2,857)
Performance fee	(8,936)
Organizational expense	(72,881)
Sales commissions	(1,688)

Net investment income (loss)	(87,991)

TOTAL NET INVESTMENT INCOME (LOSS)	(88,164)

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM MASTER FUND:
Net realized gain (loss)	19,274
Net increase (decrease) in unrealized appreciation (depreciation)	28,467

Total realized and unrealized gain (loss) allocated from master fund	47,741

Net increase (decrease) in net assets resulting from operations	$(40,423)

Net increase (decrease) in net assets resulting from operations per unit:
Weighted average number of units outstanding	504.73
Net income (loss) per weighted average unit	$(80.09)

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC (ALPHAMETRIX WC DIVERSIFIED SERIES)
(A Delaware Series Limited Liability Company)
 Statement of Changes in Members’ Capital
For the three months ended March 31, 2010
(Unaudited)

	B-0 Members		B-2 Members		Sponsor (B-2)		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2010 (commencement of trading/issuance of shares)	$-	-	$-	-	$-	-	$-	-
Member subscriptions	200,000	201.42	677,500	692.56	10,000	10.00	887,500	903.98
Member redemptions	-	-	-	-	-	-	-	-
Net increase (decrease) in net assets resulting from operations	(29,871)	-	(10,187)	-	(365)	-	(40,423)	-
Members’ capital at March 31, 2010	$170,129	201.42	$667,313	692.56	$9,635	10.00	$847,077	903.98

Net asset value per unit at January 1, 2010 (commencement of trading)	$1,000.000		$1,000.000		$1,000.000		$1,000.000
Change in net asset value per unit	(155.332)		(36.454)		(36.454)		(62.941)
Net asset value per unit at March 31, 2010	$844.668		$963.546		$963.546		$937.059

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC, (ALPHAMETRIX WC DIVERSIFIED SERIES)
(A Delaware Series Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

(1)	Organization

AlphaMetrix Managed Futures III LLC (the “Platform”) is sponsored by AlphaMetrix, LLC (the “Sponsor”). The Platform was formed on September 10, 2009 as a Delaware series limited liability company pursuant to the Delaware Limited Liability Company Act.  AlphaMetrix Managed Futures III LLC (AlphaMetrix WC Diversified Series) (the “Series”) is a “segregated series” of the Platform. The Series invests a portion of its assets in AlphaMetrix WC Diversified Fund – MT0041 (the “Master Fund”) which is advised by Winton Capital Management Ltd. (the “Trading Advisor”). The Series is a feeder fund to the Master Fund. The Master Fund engages in the speculative trading of bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives such as futures, options on futures and forward currency contracts. Newedge USA, LLC is the Master Fund’s futures clearing broker (the “Clearing Broker”) and Newedge Alternative Strategies Inc is the foreign exchange clearing broker of the Master Fund, although the Master Fund may execute foreign exchange trades through another foreign exchange clearing broker at any time.  The Sponsor, over time, intends to offer investors a selection of different trading advisors, each managing a different segregated series of the Platform.  There can be no assurance, however, that any series other than the Series will be offered or that the Series will continue to be offered.  The Series was organized on September 11, 2009.  The Series issued shares and commenced trading on January 1, 2010.  The Series filed a Form 10, under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (“SEC”) to register the units of limited liability company interest (“Units”), and such registration became effective March 1, 2010.

The accompanying unaudited financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the Series’ financial condition at March 31, 2010 (unaudited) and the results of its operations for the three months ended March 31, 2010 (unaudited). These financial statements present the results of the interim period ended March 31, 2010, and do not include all disclosures normally provided in annual financial statements.

The Series issues two sub-series, B-0 and B-2.  These sub-series are subject to different fees as described in the Confidential Disclosure Document (the “Document”).  The financial statements presented herein include the combined results of both sub-series. On January 1, 2010, the Series issued 10.00 Units of the B-2 sub-series to the Sponsor for $10,000.  The Sponsor serves as the Series’ tax matters partner.

The Sponsor was formed in May 2005, and its main office is located in Chicago, Illinois. The Sponsor is registered with the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and commodity trading advisor, with the SEC as a Registered Investment Advisor (“RIA”), and is a member of the National Futures Association (“NFA”).

At the sole discretion of the Sponsor, the Series may terminate for any reason (for the avoidance of doubt, the Sponsor shall be entitled, without any violation of any contractual or fiduciary obligation to any investor in the Series (a “Member”), to dissolve the Series at any time).

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The Series is a feeder fund to the Master Fund and other funds sponsored by the Sponsor invest in the Master Fund.  At March 31, 2010, the Series’ investment in the Master Fund was $321,387, approximately 0.32% of the Master Fund’s net assets.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946 Financial Services – Investment Companies, the Series and the Master Fund are not

consolidated.  The Series values its investment in the Master Fund at fair value, which approximates the Series’ pro-rata interest in the net assets of the Master Fund. The Master Fund provides the Series with daily estimated net asset valuations. The Series is allocated its prorata share of income and expenses from the Master Fund. The unaudited financial statements of the Master Fund for the three months ended March 31, 2010 are attached as Exhibit 99.1 and are an integral part of the Series’ financial statements and should be read in conjunction with the Series’ unaudited financial statements for the three months ended March 31, 2010.  All capitalized and bolded terms used herein are defined in the Document.

Revenue Recognition – Master Fund

Commodity futures and forward contract transactions are recorded on the trade date and open contracts are reflected in net unrealized appreciation/(depreciation) on open contracts in the Master Fund’s Statement of Financial Condition as the difference between the original contract value and the fair value (as determined by exchange settlement prices for futures contracts and cash dealer prices at a predetermined time for forward contracts and physical commodities) as of the last business day of the year or as of the last date of the financial statements. The net change in unrealized profit (loss) on open contracts from one reporting period to the next reporting period is reflected in the net change in unrealized appreciation/(depreciation) on open contracts in the Master Fund’s Statement of Operations. Realized gains and losses on futures and forward contracts are recognized when contracts are closed.

The Series’ functional currency is the U.S. Dollar (USD); however, the Master Fund transacts business in the USD and in currencies other than the USD.  Trading accounts in non-U.S. currency denominations are susceptible to both movements in the underlying contract markets as well as fluctuations in currency rates.  Assets and liabilities denominated in currencies other than the USD are translated into USDs at the rates in effect at the date of the Statement of Financial Condition.  Income and expense items denominated in currencies other than the USD are translated into USDs at the rates in effect during the period.  Gains and losses resulting from the translation into USDs are included with the net realized gain (loss) and net change in unrealized appreciation (depreciation) on open contracts in the Statement of Operations.

Use of Estimates

The accounting records of the Series are maintained in accordance with with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash at Bank

Cash is maintained in the custody of commercial banks and includes cash received related to subscriptions received in advance.  The Master Fund traded on a leverage basis of approximately two to one from January 1, 2010 through January 18, 2010. The Master Fund traded on a leverage basis of approximately two and a half to one from January 19, 2010 through March 31, 2010. In order to maintain the Series’ overall portfolio at a leverage of approximately one, the Series’ capital not needed at the Master Fund to maintain a leverage of one will be held in the cash account maintained by the Series as opposed to being invested into the Master Fund.  The Sponsor will rebalance the amounts held weeks as it deems necessary to keep the Series’ capital leverage factor at approximately one.

Fair Value of Investments

The Series records its investments in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly SFAS No. 157, Fair Value Measurement). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures around fair value measurements. ASC 820 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. The classification of the Master Fund’s investments in accordance with ASC 820 is discussed in the notes to the financial statements of the Master Fund, attached as Exhibit 99.1.

Derivative Instruments

The Master Fund records all derivatives in accordance with FASB ASC 815, Derivatives and Hedging (“ASC 815”) (formerly SFAS No. 161, Disclosures about Derivatives and Hedging Activities – an amendment of FASB Statement No. 133). ASC 815 requires qualitative disclosure about objectives and strategies for using derivatives, qualitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The disclosures required by ASC 815 for the Master Fund are discussed in the notes to the financial statements of the Master Fund, attached as Exhibit 99.1.

Interest Income

Interest income is recognized on an accrual basis.

Sales Commissions

Each Member or Member-related account may be subject to an ongoing sales commission (the “Sales Commission”).

B-2 Units are subject to an ongoing Sales Commission equal to 2% per annum of the month-end net asset value, including interest income, of the outstanding B-2 Units after deducting the Management Fee and accrued Performance Fee, if any, but before deducting the Sales Commission and Sponsor’s Fee for such month.  Each month that B-2 Units are sold, a Sales Commission equal to 2% of the aggregate subscriptions for B-2 Units is paid by the Sub-Series to the Selling Agent (the “Initial Sales Commission” or “Placement Fee”).  The amount of the Initial Sales Commission will then be amortized against the Net Asset Value of the B-2 Units equally each month over the first 12 months.  Thereafter, a Sales Commission equal to 0.17% of the Net Asset Value (equivalent to an annual rate of approximately 2.0%) of the B-2 Units sold on the relevant subscription date that remain outstanding is charged each month and is paid to the Selling Agents.

The Sales Commission may be greater or less than 2% of their current Net Asset Value of the B-2 Units.  The Sales Commission charged against the Net Asset Value of the B-2 Units each month is equal to the total of the amortized Sales Commission for all B-2 Units that have been outstanding for twelve months or less, plus 0.17% (equivalent to an annual rate of approximately 2%) per month of the Net Asset Value of the B-2 Units that have been outstanding for more than twelve months.  For example, if 40% of the B-2 Units’ had been outstanding for more than twelve months, the total Sales Commission would equal the sum of all of the amortized portions for that month plus 0.17% (equivalent to an annual rate of approximately 2%) times the Net Asset Value of the B-2 Units times 0.4.  All B-2 Unit holders would then be charged their pro rata portion of such amount.  In general, if the Net Asset Value of the B-2 Units is increasing, the amount paid will generally be less than 2% of their Net Asset Value, and if the Net Asset Value of the B-2 Units is decreasing, the amount paid will generally be greater than 2% of their Net Asset Value.

The B-0 Units are not subject to a Sales Commission.

The Selling Agents, in consultation with the Sponsor, may waive or reduce the Sales Commission for certain Members without entitling any other Member to any such waiver or reduction.

Income Taxes

No provision has been made in the accompanying financial statements for U.S. federal or state income taxes as each Member is individually responsible for reporting income or loss based on such Member’s share of the Series’ income and expenses as reported for income tax purposes.  ASC 740, Income Taxes (“ASC 740”) (formerly, FIN No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109) sets forth a minimum threshold for financial statement recognition of the benefit of a tax position taken or expected to be taken in a tax return. The Sponsor has concluded there are no material uncertain tax positions that would require recognition in the Series’ financial statements.

Distributions

The Sponsor does not currently intend to make any distributions. Consequently, in order to pay the taxes attributable to their investment in the Series, Members must either redeem Units or pay such taxes from other sources.

Subscriptions

Units are purchased generally at the beginning of each calendar month based on the net asset value per Unit for all other purposes (see Note 3) calculated for the prior month-end.

Completed AlphaMetrix Managed Futures III LLC Subscription Agreements should be received by the appropriate Selling Agent no later than seven calendar days prior to the first day of any month in which a Member intends to invest.  Members are initially issued shares at $1,000 per share as of the date of the commencement of operations and at the current NAV for all dates thereafter.

Existing Members may make an additional investment by completing, and submitting to the Selling Agents, a short-form Subscription Agreement, as provided by the Sponsor.

The Sponsor, in its sole discretion and for any reason, may decline to accept the subscription of any prospective Member.

Redemptions

Units may be redeemed as of the end of any calendar month (each, a “Redemption Date”) at the Net Asset Value per Unit at such Redemption Date.  Redemption requests must be received by the 15th day of the calendar month of such Redemption Date or the following business day if the 15th is not a business day. The Sponsor may permit redemptions at other times and on shorter notice.

The Net Asset Value of redeemed Units is determined as of the Redemption Date for purposes of determining the redemption proceeds due to Members.  Members will remain subject to fluctuations in such Net Asset Value during the period between submission of their redemption requests and the applicable Redemption Date.  The Net Asset Value of Units on the designated Redemption Date may differ materially from the Net Asset Value of such Units as of the date on which an irrevocable redemption request must be submitted.

When Units are redeemed (or exchanged), any accrued fees (including performance fees) and brokerage commissions reduce the redemption proceeds paid to members.

Redemption Fee

If a Member redeems his or her investment in the B-2 Units before the end of the sixth calendar month following such Member’s initial investment in the B-2 Units (the “Initial Investment”), such Redemption will be subject to a Redemption Fee (the “Redemption Fee”) equal to 2% of such Member’s Initial Investment.  If a Member Redeems his or her investment in the B-2 Units following the sixth month-end after the date of his or her Initial Investment but prior to the twelfth month-end after the date of such Member’s Initial Investment, such Redemption will be subject to a Redemption Fee equal to 1% of such Member’s Initial Investment in the B-2 Units.  The Redemption Fee will be pro rated for partial redemptions prior to the twelfth month-end following such Member’s Initial Investment, i.e. if the Member withdraws 50% of his or her current investment in the B-2 Units, 50% of the Redemption Fee will be due prior to the Redemption.  In no case will the sum of all Redemption Fees paid by a Member be greater than the Initial Sales Commission paid by such Member.

Indemnifications

In the normal course of business, the Series enters into contracts and agreements that contain a variety of representations and warranties and which would provide general indemnifications.  The maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Series that have not yet occurred.  The Series expects the risk of any future obligation under these indemnifications to be remote.

(3)	Related Party Transactions

The Sponsor will receive a flat-rate monthly sponsor fee (the “Sponsor’s Fee”) of 0.042 of 1% (a 0.50% annual rate) of the Series’ Net Asset Value after deducting the Management Fee and accrued Performance Fee, if any, from the Series’ month-end net asset value for all other purposes, including interest income, of a Member’s investment in the Series for such month.  The Sponsor reserves the right to waive or reduce the fee in its sole discretion.

The Sponsor will receive a monthly service provider fee (the “Service Provider Fee”) equal to 0.025% of 1% (equivalent to an annual rate of approximately 0.30%) of the Net Asset Value of the Series. Operating costs paid for by the Sponsor out of the Service Provider Fee generally include: certain ongoing offering expenses; administrative, transfer, exchange and redemption processing costs; legal, regulatory, reporting, filing, tax, audit, escrow and accounting; the fees of the Master Fund’s directors; and any other operating or administrative expenses related to accounting, research, due diligence or reporting.

The Service Provider Fee is charged at the Series level.

Operating costs not covered by the Service Provider Fee and paid for by the Series generally include:  execution and clearing brokerage commissions; forward and other over-the-counter trading spreads; bank wire fees; insurance; and extraordinary expenses such as litigation and indemnification.

The Series incurred Sponsor’s fees of $630 for the three months ended March 31, 2010, respectively, all of which is owed to the Sponsor at March 31, 2010.

The Series will bear all expenses incurred in connection with the organizational and initial offering of the Units at the Series level. For financial reporting purposes in conformity with GAAP, the Series expensed the estimated organizational costs of $72,881 as of January 1, 2010 (the date of commencement of operations of the Series) (“net asset value for financial reporting” or the “net asset value per Unit for financial reporting”). For all other purposes, including determining the net asset value per Unit for subscription and redemption purposes, the Series amortizes organizational and initial offering costs over a 60 month period (“net asset value for all other purposes” or the “net asset value per Unit for all other purposes”).

Net Asset Value

The quarterly net asset value and net asset value per Unit since commencement of operations are as follows:

B-2 Sub-series

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				$1,000.000	$1,000.000
March 31, 2010	$711,568	$676,948	702.56	1,012.822	963.546

Total return after performance fee, from the commencement of operations through
the period ended March 31, 2010				1.28%	-3.65%

* Commencement of operations of the Series was January 1, 2010

B-0 Sub-series

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				$1,000.000	$1,000.000
March 31, 2010	$204,747	$170,129	201.42	1,016.543	844.668

Total return after performance fee, from the commencement of operations through
the period ended March 31, 2010				1.65%	-15.53%

* Commencement of operations of the Series was January 1, 2010

(4)	Advisory Agreement

Under a signed agreement, the Trading Advisor is entitled to a monthly management fee at the rate of 0.1875% (a 2.25% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 3) calculated before reduction for any Management Fees, Performance Fees, Service Provider Fees, Sponsor’s Fees, Sales Commission or Extraordinary Fees accrued (including performance fees accrued in a prior month) as of such month-end and before giving effect to any capital subscriptions made as of the beginning of the month immediately following such month-end and before any redemptions accrued during or as of such month-end, but after all expenses as of such month-end.  The Sponsor will receive the Management Fee and the Performance Fee, and will remit such fees to the Trading Advisor, although the Selling Agents may receive a portion of such fees to the Trading Advisor. The Series incurred management fees of $2,857 for the three months ended March 31, 2010, respectively, of which $2,857 was owed at March 31, 2010.

Also, under a signed agreement the Trading Advisor is entitled to a quarterly performance fee equal to 20% which is paid at the Series level but is calculated based on the Series’ share of the Master Funds’ new Net Trading Profits as defined by the excess, if any, of the cumulative level of Net Trading Profits attributable to the Series at the end of such quarter over the highest level of cumulative Net Trading Profits as of the end of any preceding quarter (the “High Water Mark”). The Series incurred performance fees of $8,936 for the three months ended March 31, 2010, respectively, all of which was owed to the Trading Advisor at March 31, 2010.

The Sponsor, in consultation with the Trading Advisor, may waive, rebate or reduce management and/or performance fees for certain Members without entitling other Members to such waiver, rebate or reduction.

(5)           Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASU No. 2010-06), which amends ASC 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU No. 2010-06 is effective for periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of ASU No. 2010-06 did not have a significant impact on the Master Fund’s financial statements or disclosures.

 (6)           Trading Activities and Related Market and Credit Risk

The Series via its investment in the Master Fund engages in the speculative trading of U.S. and foreign futures contracts and forward contracts (collectively “derivatives”).  The Series does not have any direct commitments to buy or sell financial instruments, including derivatives.  The Series has indirect commitments that arise through positions held by the Master Fund in which the Series invests.  However, as an investor in a Master Fund, the Series’ risk at March 31, 2010, is limited to the fair value of its investment in the Master Fund.

Derivatives traded at the Master Fund include both financial and non-financial contracts held as part of a diversified trading strategy.  The Master Fund is exposed to market risk, the risk arising from changes in the market value of the contracts. Both the Series and the Master Fund are exposed to credit risk with the commercial banks and the Clearing Broker, the risk of failure by another party to perform according to the terms of a contract. The Sponsor monitors the creditworthiness of the commercial banks and Clearing Broker. Business will only be conducted with reputable institutions.

The purchase and sale of futures are executed on an exchange and requires margin deposits with a Futures Commission Merchant (“FCM”).  Additional deposits may be necessary for any loss on contract value.  The U.S. Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.  A customer’s cash and other property, such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements.  In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than the total of cash and other property deposited.  The Clearing Broker is an FCM.

Due to forward contracts being traded in unregulated markets between principals, the Master Fund also assumes a credit risk and the risk of loss from counterparty non-performance with respect to its currency trading.  Additionally, the Master Fund is exposed to the creditworthiness of the Clearing Broker on these trades facilitated by the Clearing Broker.  In the event of the Clearing Broker’s bankruptcy, the Master Fund could lose all or substantially all of its assets not located in segregated funds.

In order to evaluate and monitor counterparty risk, the AlphaMetrix Risk Department initially evaluates the credit ratings from the major agencies: Moody’s, Standard & Poor’s and Fitch Ratings. Credit ratings and outlooks are monitored daily for downgrades whereby an investigation is initiated upon an adverse occurrence. Further, any large decline in the daily stock price also triggers an investigation. Lastly, quarterly reports on earnings and future outlooks from counterparties are reviewed and analyzed by the AlphaMetrix Risk Department for unfavorable results.

For derivatives, risks arise from changes in the market value of the contracts.  Theoretically, the Master Fund is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

The Master Fund is designed to take on market risk on a systematic basis across a broad portfolio of liquid markets and to monitor and minimize exposure to all other risks, such as credit and liquidity risks.  The trading systems used include various proprietary systems that are designed to control the risk taken at the individual position level as well as at the overall portfolio level.  The Trading Advisor monitors and controls market risk within limits at both sector and portfolio levels.

Net trading results from derivatives for the period ended March 31, 2010 are reflected in the Series’ Statement of Operations and equal the trading gains (losses) less brokerage commissions.  Such trading results reflect the Series’ share of the net gain or (loss) arising from the Master Fund’s speculative trading of futures contracts and forward contracts.

The Members bear the risk of loss only to the extent of the fair value of their respective investment in the Series.

(7)           Administration

Spectrum Global Fund Administration (the “Administrator”) is responsible for certain clerical and administrative functions of the Series and Master Fund, including calculation of Net Asset Value based on valuations provided by the Trading Advisor and the Sponsor (although the Sponsor is ultimately responsible for determining the Net Asset Value of Series and Master Fund). The Sponsor is responsible for certain clerical and administrative functions relating to the Series Cash Account, including the calculation of Net Asset Values.

(8)           Financial Highlights

The following financial highlights show the Series’ financial performance for the three months ended March 31, 2010.  All performance returns noted are calculated based on the net asset value per Unit for financial reporting, with estimated organizational costs incurred prior to issuance of Units being expensed at the commencement of the operations of the Series.  Total return is calculated as the change in a theoretical Member’s investment over the entire period - a percentage change in the Member’s capital value for the period.  Financial highlights of the Series for the period ended March 31, 2010, are presented in the table below. The information has been derived from information presented in the financial statements.

Regarding the information shown in the table below:

•
Per share operating performance is computed based upon the weighted-average net shares for the period ended March 31, 2010.  Total return is calculated as the change in the net asset value per share for the period ended March 31, 2010 and is not annualized.

•
The net investment loss and total expense ratios are computed based upon the weighted average net assets for the period ended March 31, 2010. Such ratios have been annualized, with the exception of the performance fee and organizational expense.

•
Organizational expense has been allocated equally to the B-0 and B-2 Sub-Series, i.e. 50% of such costs at January 1, 2010 to each Sub-Series. Financial highlights are prepared in accordance with GAAP and include non-recurring organizational costs.

An individual Member’s total return and ratios may vary from those below based on the timing of capital transactions.

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2010
	B-0 Sub-Series	B-2 Sub-Series
Members’ capital per Unit at January 1, 2010	$1,000.000	$1,000.000

Income from operations:
Net trading gain/(loss)	108.214	100.467
Net investment loss	(263.546)	(136.921)
Net change in Members’ capital per Unit from operations	(155.332)	(36.454)

Members’ capital per Unit at March 31, 2010	$844.668	$963.546

Total return:
Total return before performance fee	(14.35%)	(1.63%)
Performance fee	(1.18%)	(2.02%)
Total return after performance fee	(15.53%)	(3.65%)

Ratios to average Members’ capital
Net investment loss	(38.51%)	(19.82%)

Expenses:
Expenses	37.28%	17.85%
Performance fee	1.56%	2.24%
Total expenses	38.84%	20.09%

(9)         Subsequent Events

In accordance with ASC 855, Subsequent Events, the Series has evaluated and disclosed all subsequent events through the date the financial statements are issued. Except for matters discussed in the following paragraph, there are no material events that would require disclosure in or adjustment to the Series financial statements through this date.

Member Subscriptions and Redemptions

Subsequent to March 31, 2010 and through the date the financial statements are issued, Members subscribed approximately $ 2,997,924 and redeemed approximately $25,321.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to Item 1 “Financial Statements.”  The information contained therein is essential to, and should be read in connection with, the following analysis.

All figures and performance returns noted in this Item 2 are based on the net asset value and/or the net asset value per Unit for all other purposes, which complies with U.S. generally accepted accounting principles, except with respect to estimated organizational and initial offering costs (which are being amortized over 60 months) as described in the “Notes to Financial Statements – (3) Related Party Transactions.”  All figures and performance returns communicated to investors are based on the net asset value and/or the net asset value per Unit for all other purposes.

In order to satisfy the Sponsor’s obligations under applicable anti-money laundering laws and regulations, investors will be required to make certain representations, warranties and covenants in the AlphaMetrix Managed Futures LLC Subscription Agreement concerning the nature of the investor, its investment in the Series and certain other related matters.  In addition, the Sponsor reserves the right to request such additional information from investors as the Sponsor, in its sole discretion, requires in order to satisfy its anti-money laundering obligations.  By subscribing for Units, each Member agrees to provide such information to the Sponsor upon its request.

Operational Overview

This performance summary describes the manner in which the Series, in conjunction with the Master Fund, has performed in the past and is not an indication of future performance.  While certain market movements are attributable to various market factors, such factors may or may not have caused such movements but they may have simply occurred at or about the same time.

The Series is unlikely to be profitable in markets in which trends do not occur.  Static or erratic prices are likely to result in losses.  Similarly, sharp trend reversals, which can be caused by many unexpected events, can lead to major short-term losses, as well as gains.

While there is no assurance the Series will profit in any market condition, markets having substantial and sustainable price movements offer the best profit potential for the Series.

Liquidity

Virtually all of the Series’ capital is held in cash at bank or investment in Master Fund.  The investment in Master Fund is held as cash or cash equivalents or investments at the Master Fund’s Clearing Broker and is used to margin the Series’ futures and forward currency positions and is withdrawn, as necessary, to pay redemptions and expenses.  The Series does not maintain any sources of financing other than that made available by the Master Fund’s Clearing Broker to fund foreign currency settlements for those instruments transacted and settled in foreign currencies.  The Series pays prevailing market rates for such borrowings.

Cash is maintained in the custody of commercial banks and includes cash received related to subscriptions received in advance.  The Master Fund traded on a leverage basis of approximately two to one from January 1, 2010 through January 18, 2010. The Master Fund traded on a leverage basis of approximately two and a half to one from January 19, 2010 through March 31, 2010. In order to maintain the Series’ overall portfolio at a leverage of approximately one, the Series’ capital not needed at the Master Fund to maintain a leverage of one will be held in the cash account maintained by the Series as opposed to being invested into the Master Fund.  The Sponsor will rebalance the amounts held weeks as it deems necessary to keep the Series’ capital leverage factor at approximately one.

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Series’ futures and forward trading, the Series’ assets are highly liquid and are expected to remain so.  Accordingly, the Series expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances.  This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy.  From its commencement of operations on January 1, 2010 through March 31, 2010, the Series experienced no meaningful periods of illiquidity in any of the markets in which it trades.  For this period, the Series processed redemptions on a monthly basis. The B-2 Sub-Series and B-0 Sub-Series incurred redemptions of $0 (0 units) for the three months ended March 31, 2010.

Capital Resources

The Series’ Units may be offered for sale as of the beginning, and may be redeemed as of the end, of each month.

The amount of capital raised for the Series is not expected to have a significant impact on its operations, as the Series has no significant capital expenditure or working capital requirements other than for monies to pay trading losses, brokerage commissions and charges.  Within broad ranges of capitalization, the Series’ trading positions should increase or decrease in approximate proportion to the size of the Series.

The Series raises additional capital only through the sale of Units and capital is increased through trading profits (if any).  The Series does not maintain any sources of financing other than that made available by the Master Fund Clearing Broker to fund foreign currency settlements for those instruments transacted and settled in foreign currencies.

Through the Master Fund, the Series may trade a variety of futures-related instruments, including (but not limited to) instruments related to bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk).  Market risk is generally to be measured by the notional amount of the futures positions acquired and the volatility of the markets traded.  The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins that may be subject to loss in the event of a default are generally required in exchange trading, and counterparties may require margin or collateral in the over-the-counter markets.

The Trading Advisor attempts to control risk in all aspects of the investment process, although there can be no assurance that it will, in fact, succeed in doing so. The Series is designed to take market risk on a systematic basis across a broad portfolio of liquid markets and to monitor and minimize exposure to all other risks, such as credit and liquidity risks.  The trading systems used include various proprietary systems that are designed to control the risk taken at the individual position level as well as at the overall portfolio level.  The Trading Advisor monitors and controls market risk within limits at both sector and portfolio levels.

The financial instruments traded by the Series via the Master Fund contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward contracts or the satisfaction of the obligations may exceed the amount recognized in the Statement of Financial Condition of the Series, however, the Series exposure to such risk is limited to its investment in the Master Fund

Due to the nature of the Series’ business, a substantial portion of Series’ assets are represented by cash except for that  portion of the Series’ assets invested in the Master Fund, while the Series maintains its market exposure, via its investment in the Master Fund, through open futures and forward contract positions.

Futures contracts are settled by offset and are generally cleared by the exchange clearinghouse function.  Open futures positions are marked to market each trading day and the Master Fund’s trading accounts are debited or credited accordingly.  Spot and forward currency transactions conducted in the interbank market are settled by netting offsetting positions or payment obligations and by cash payments.

The value of the Series’ cash and financial instruments is not materially affected by inflation.  Changes in interest rates, which are often associated with inflation, could cause the value of certain of the Series’ debt securities to decline, but only to a limited extent.  More importantly, changes in interest rates could cause periods of strong up or down market price trends, during which the Series’ profit potential generally increases.  However, inflation can also give rise to markets which have numerous short price trends followed by rapid reversals, in which the Series is likely to suffer losses.

Results of Operations

General

The Trading Advisor manages the assets of the Series pursuant to its Diversified Managed Account Program (the “Program”).  The Program employs a computer-based system to engage in the speculative trading of approximately 120 instruments including international futures, options and forwards, government securities such as bonds, as well as certain over the counter instruments, which may include foreign exchange and interest rate forward contracts and swaps.

The investment objective of the Program is to achieve long-term capital appreciation through compound growth.  The Trading Advisor attempts to achieve this goal by pursuing a diversified trading scheme that does not rely upon favorable conditions in any particular market, nor on market direction.  The Program seeks to combine highly liquid financial instruments offering positive but low Sharpe ratios (which is designed to measure return relative to risk) and generally low correlation over the long term to other markets such as equities and fixed income.

The Diversified Program employs what is traditionally know as a “systematic” approach to trading financial instruments.  In this context, the term “systematic” implies that the vast majority of the trading decisions are executed, without discretion, either electronically or by a team responsible for the placement of orders based upon the instructions generated by the Winton Computer Trading System.  A majority of the trades in the Program are executed electronically.  The Program blends short-term trading with long-term trend following, using multiple time frames in addition to multiple models.  As the name implies, the Program allocates for maximum diversification.  A sophisticated system of risk management is evident in all aspects of the Program.

The Series’ account traded pursuant to the Program may experience returns that differ from other Trading Advisor accounts traded pursuant to the same Program due to, among other factors: (a) regulatory constraints on the ability of the Series to have exposure to certain contracts; (b) the Series’ selection of the Clearing Broker, which affects access to markets; (c) the effect of intra-month adjustments to the trading level of the account; (d) the manner in which the account’s cash reserves are invested; (e) the size of the Series’ account; (f) the Series’ functional currency, the USD; and (g) the particular futures contracts traded by the Series’ account.  Additionally, certain markets may not be liquid enough to be traded for the Series’ account.

The investment approach that underpins the Program is proprietary and highly confidential to the Trading Advisor.  Accordingly, the description of the Program as contained herein is general only and is not intended to be exhaustive or absolute.

The Trading Advisor is a limited liability company registered in England and Wales, which is regulated in the United Kingdom by the Financial Services Authority.  Since January 1998, the Trading Advisor has been a member of NFA and has been registered with the CFTC as a commodity trading advisor and has been registered as a commodity pool operator since December 1998.    Principals of the Trading Advisor include David Winton Harding, Osman Murgian, Martin John Hunt, Anthony Daniell, Gupreet Singh Jauhal, Matthew David Beddall, Rajeev Patel, Samur (Jersey) Limited, and Amur (Jersey) Limited.  On July 31, 2007, accompany affiliated with Goldman Sachs International purchased a 9.99 percent shareholder interest in the Trading Advisor.  This shareholding is currently held by Goldman Sachs Petershill Non-U.S. Master Fund, L.P., a fund managed by Goldman Sachs Asset Management International.  This investor is not involved in the day-to-day management of the Trading Advisor but, pursuant to a shareholders agreement, has the right to approve certain limited matters relating to Trading Advisor’s operations.

The B-2 Series commenced trading activities January 1, 2010 with an initial capitalization of $107,500.  As of March 31, 2010, the Series had a capitalization of $711,568 based on the net asset value for all other purposes, as defined. The B-0 Series commenced trading activities January 1, 2010 with an initial capitalization of $125,000.  As of March 31, 2010, the Series had a capitalization of $204,747 based on the net asset value for all other purposes, as defined.

Performance Summary

Quarter ending March 31, 2010

This performance description is a brief summary of how the Series performed during the quarter ending March 31, 2010, based on the underlying performance of the Master Fund in which the Series invests, and is not necessarily an indication of how the Series will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

The B-2 and B-0 Subseries ended March 31, 2010 with year-to-date returns of 1.28% and 1.65%, respectively, based on the net asset value for all other purposes (see “Notes to Financial Statements – (3) Related Party Transactions”).

January 1, 2010 to March 31, 2010

The B-2 Subseries posted a 3.55% return for the month ending March 31, 2010, a gain of 1.28% for the three months ended March 31, 2010 and an overall gain of 1.28% for the Series from the inception of trading on January 1, 2010 (not annualized). The B-0 Subseries posted a 3.57% return for the month ending March 31, 2010, a gain of 1.65% for the three months ended March 31, 2010 and an overall gain of 1.65% for the Series from the inception of trading on January 1, 2010 (not annualized).

The following discussion is based on the underlying performance of the Master Fund in which the Series invests.

The Series experienced positive returns in March 2010. The B-2 Subseries posted a gain of 3.55%, while the B-0 Subseries posted a 3.57% return.  Strong equity market trends helped the Series post gains for March, with the S&P 500 approaching its 18-month high.  Global equity indices were the most profitable sector.  The second best performing sector was agricultural commodities, with sugar prices being the epicenter of action as they retraced from their 25-year high of around 29 cents/lb back down to 16 cents/lb over the course of last two months.  The Euro weakened against the US dollar towards the end of month after an initial rally seen during the first two weeks, to close back below the $1.35 mark to make a new low for the year.  The Series posted gains trading both the developed and emerging market currencies.  The natural gas markets declined for the month with prices trading below the $4 mark for the first time in six months, while crude oil prices gained to close above the $80 per barrel mark.  Overall, the Series posted moderate gains in the energy sector.  Lack of prominent trends in the fixed income markets resulted in minimal losses for the Series.

The B-2 Subseries posted a 1.44% return for the month ending February 28, 2010, a 2.19% loss for the year to date as of February 28, 2010 and an overall loss of 2.19% for the Series from the inception of trading on January 1, 2010 to February 28, 2010 (not annualized). The B-0 Subseries posted a 1.56% return for the month ending February 28, 2010, a 1.85% loss for the year to date as of February 28, 2010 and an overall loss of 1.85% for the Series from the inception of trading on January 1, 2010 to February 28, 2010 (not annualized).

The Series experienced positive returns in February 2010. The B-2 Subseries posted a gain of 1.44%, while the B-0 Subseries posted a 1.56% return. The Euro continued to fall against the US dollar, continuing its downward trend on the heels of the current fiscal predicament facing Greece.  Mixed messages came out of Germany and other strong EU economies concerning a bailout.  Currencies were the most profitable sector for the Series in February.  The Series posted modest gains in the interest rate sector, with most US and European bond markets lacking clear trends.  Wheat, corn and soybean prices rallied while coffee and sugar prices sold off.  Natural gas prices declined in February, while crude oil prices gained.  Metals were the second best performing sector for the strategy in February, with prices of gold and copper rallying.  Overall, the Series experienced some losses trading agricultural commodities.

The B-2 Subseries posted a 3.58% loss for the month of January 2010 and an overall loss of 3.58% for the Series from the inception of trading on January 1, 2010 to January 31, 2010 (not annualized). The B-0 Subseries posted a 3.36% loss for the month of January 2010 and an overall loss of 3.36% for the Series from the inception of trading on January 1, 2010 to January 31, 2010 (not annualized).

The Series experienced some difficulty in January 2010. The B-2 Subseries posted a loss of 3.58%, while the B-0 Subseries posted a 3.36% loss. Sudden trend reversals in some of the markets in the portfolio’s investment domain, especially global equity markets, proved adverse for the strategy.  The Obama Administration’s announcement of its intention to reduce speculative activities by banks started the sharp sell-off in equity markets; most global equity indices declined in January.  The Series’ loss in equities was partially offset by gains posted in the interest rate sector, especially short-term rate trading in Europe and North America.  Interest rate trades were the most profitable for the Series in January.  In the commodity market, the strengthening US Dollar and poor economic growth outlooks resulted in commodity market sell-off.  Energy markets declined in January; the Series experienced losses trading them. Copper started the year trading near its price highs and sold off toward month-end. Agricultural commodities generally declined for January, with sugar as an exception. Sugar traded near its highs and the Series was well-positioned to capture the positive upward trends.

Variables Affecting Performance

The principal variables that determine the net performance of the Series are gross profitability from the Series’ trading activity via its investment in the Master Fund and interest income.

The Series’ assets that are invested in the Master Fund are maintained at the Clearing Broker.  On assets held in USDs, the Clearing Broker credits the Master Fund with interest at approximately 95% of the short-term U.S. Treasury bill rates; the remaining 5% is retained by the Clearing Broker. In the case of non-USD instruments, the Clearing Broker lends to all required non-U.S. currencies at a local short-term interest rate plus a spread.

The Series’ management fee, Sponsor’s fee and service provider fees are a constant percentage of the Series’ net asset value for all other purposes.  Brokerage commissions, which are not based on a percentage of the Series’ net assets, are based on the volume of trades executed and cleared on behalf of the Series.  Brokerage commissions are based on the actual number of contracts traded. The Performance Fees payable to the Trading Advisor is based on the new net trading profits, if any, generated by the Series, excluding interest income and after reduction for brokerage commissions and certain other fees and expenses.

Most of the instruments traded on behalf of the Series are highly liquid and can generally be closed out immediately, so that unrealized profits can generally be realized quickly if the relevant positions are closed out.

Off-balance Sheet Arrangements

The Series has no applicable off-balance sheet arrangements of the type described in Items 3.03(a)(4) of Regulation S-K.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable; the Series is a smaller reporting company.

Item 4T:  Controls and Procedures

The Sponsor, with the participation of the Sponsor’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Series as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

The Sponsor is not aware of any pending legal proceedings to which either the Series is a party or to which any of its assets are subject.  In addition there are no pending material legal proceedings involving the Sponsor.

Item 1A:  Risk Factors

There are no material changes to the risk factors previously disclosed in the Series’ Form 10, as amended, filed on December 31, 2009.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not applicable; previously filed on Forms 8-K

(b)           Not applicable.

(c)
Pursuant to the Platform’s Limited Liability Company Agreement and the Series’ Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit for all other purposes (i.e. including the amortization of estimated organizational and initial offering costs).  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following tables summarize the redemptions by Members during the first quarter of 2010:

Consolidated

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for
		All Other Purposes

January 31, 2010	-	965.384
February 28, 2010	-	979.212
March 31, 2010	-	1,013.651

Total	-

B-0

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for
		All Other Purposes

January 31, 2010	-	966.437
February 28, 2010	-	981.476
March 31, 2010	-	1,016.543

Total	-

B-2

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for
		All Other Purposes

January 31, 2010	-	964.160
February 28, 2010	-	978.092
March 31, 2010	-	1,012.822

Total	-

Item 3:  Defaults Upon Senior Securities

(a)           None.
(b)           None.

Item 4:  Submission of Matters to a Vote of Security Holders

None.

Item 5:  Other Information

(a)           None.
(b)           Not applicable.

Item 6: Exhibits

The following exhibits are included herewith.

Exhibit Number	Description of Document

1.1*	Selling Agreement.

3.1*	Certificate of Formation of AlphaMetrix Managed Futures III LLC.

4.1*	Limited Liability Company Operating Agreement of AlphaMetrix Managed Futures III LLC.

4.2*	Separate Series Agreement for the Series.

10.1*	Trading Management Agreement.

10.2*	Assignment of Trading Management Agreement

10.3*	Amendment of Trading Management Agreement

10.4	Form of Administrative Services Agreement

21.1*	List of Subsidiaries.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Statements of Master Fund

* Incorporated by reference to the Series’ Form 10 filed on December 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 2010.

Dated: May 14, 2010

ALPHAMETRIX MANAGED FUTURES III LLC (AlphaMetrix WC Diversified Series)

By:  AlphaMetrix, LLC.
Sponsor

By: /s/ Aleks Kins
Name:  Aleks Kins
Title:  President and Chief Executive Officer