Form 10-Q
period 2010-06-30
AlphaMetrix Managed Futures III LLC (AlphaMetrix WC Diversified Series)
filed 2010-08-13
CIK 1473675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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
 (312)267-8400
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
Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

ii

ALPHAMETRIX FUTURES III LLC (ALPHAMETRIX WC DIVERSIFIED SERIES)

QUARTERLY REPORT FOR PERIOD ENDED JUNE 30, 2010 ON FORM 10-Q

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS Statement of Financial Condition (unaudited) Statement of Operations (unaudited) Statement of Changes in Members’ Capital (unaudited) Notes to Financial Statements (unaudited)	1

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

Item 4T.	CONTROLS AND PROCEDURES	19

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	19
Item 1A.	RISK FACTORS	19
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19
Item 3.	DEFAULTS UPON SENIOR SECURITIES	20
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20
Item 5.	OTHER INFORMATION	20
Item 6.	EXHIBITS	21

SIGNATURES		22

iii

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

 ALPHAMETRIX MANAGED FUTURES III LLC (ALPHAMETRIX WC DIVERSIFIED SERIES)
(A Delaware Series Limited Liability Company)
Statement of Financial Condition
June 30, 2010 (Unaudited)

June 30, 2010
(Unaudited)

Assets
Investment in Master Fund, at fair value:	$1,877,101
Cash at bank	4,274,407
Due from Master Fund	74,900
Prepaid Commissions	53,312

Total assets	$6,279,720

Liabilities and Members' Capital
Liabilities
Accrued brokerage commissions	$-
Accrued sales commission	-
Accrued sponsor's fee	5,578
Accrued management fees	25,196
Accrued performance fees	24,228
Accrued organizational costs	-
Accrued service provider fees	3,708
Subscriptions received in advance	1,230,929
Redemptions payable	-
Total liabilities	1,289,639

Members’ Capital
B-0 Members (1,514.35 units outstanding at June 30, 2010,
respectively, unlimited units authorized)	1,498,597
B-2 Members (3,463.46 units outstanding at June 30, 2010,
respectively, unlimited units authorized)	3,481,432
Sponsor (B-2) (10 units outstanding at June 30, 2010,
respectively, unlimited units authorized)	10,052
Total members’ capital	4,990,081

Total liabilities and members’ capital	$6,279,720

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC (ALPHAMETRIX WC DIVERSIFIED SERIES)
(A Delaware Series Limited Liability Company)
Statement of Operations
(Unaudited)

April 1, 2010 - June 30, 2010	January 1, 2010 - June 30, 2010
NET INVESTMENT LOSS ALLOCATED FROM MASTER FUND:
Trading costs	$(1,417)	$(1,621)
Interest income	457	488

Net investment loss allocated from master fund	(960)	(1,133)

FUND NET INVESTMENT LOSS:
Interest income	1,274	1,554
Sponsor fee	(4,948)	(5,578)
Bank fees	286	(572)
Service provider fee	(3,290)	(3,708)
Management fee	(22,338)	(25,196)
Performance fee	(15,292)	(24,228)
Organizational expense	(46,481)	(119,362)
Sales commissions	(14,849)	(16,536)

Net investment income (loss)	(105,638)	(193,626)

TOTAL NET INVESTMENT INCOME (LOSS)	(106,598)	(194,759)

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM MASTER FUND:
Net realized gain (loss)	259,217	278,491
Net increase (decrease) in unrealized appreciation (depreciation)	(158,944)	(130,477)

Total realized and unrealized gain (loss) allocated from master fund	100,273	148,014

Net increase (decrease) in net assets resulting from operations	$(6,325)	$(46,745)

Net increase (decrease) in net assets resulting from operations per unit:
Weighted average number of units outstanding	3,878.64	2,191.68
Net income (loss) per weighted average unit	$(1.63)	$(21.33)

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC (ALPHAMETRIX WC DIVERSIFIED SERIES)
(A Delaware Series Limited Liability Company)
 Statement of Changes in Members’ Capital
For the six months ended June 30, 2010
(Unaudited)

	B-0 Members		B-2 Members		Sponsor (B-2)		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2010 (commencement of trading/issuance of shares)	$-	-	$-	-	$-	-	$-	-
Member subscriptions	1,535,000	1,514.35	3,517,424	3,488.46	10.000	10.00	5,062,424	5,012.81
Member redemptions	-	-	(25,598)	(25.00)	-	-	(25,598)	(25.00)
Net increase (decrease) in net assets resulting from operations	(36,403)	-	(10,394)	-	52	-	(46,745)	-
Members’ capital at June 30, 2010	$1,498,597	1,514.35	$3,481,432	3,463.46	$10.052	10.00	$4,990,081	4,987.81

Net asset value per unit at January 1, 2010 (commencement of trading)	$1,000.000		$1,000.000		$1,000.000		$1,000.000
Change in net asset value per unit	(10,403)		5.189		5.189		0.456
Net asset value per unit at June 30, 2010	$989,597		$1,005.189		$1,005.189		$1,000.456

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC, (ALPHAMETRIX WC DIVERSIFIED SERIES)
(A Delaware Series Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

(1)	Organization

AlphaMetrix Managed Futures III LLC (the “Platform”) is sponsored by AlphaMetrix, LLC (the “Sponsor”). The Platform was formed on September 10, 2009 as a Delaware series limited liability company pursuant to the Delaware Limited Liability Company Act.  AlphaMetrix Managed Futures III LLC (AlphaMetrix WC Diversified Series) (the “Series”) is a “segregated series” of the Platform. The Series invests a portion of its assets in AlphaMetrix WC Diversified Fund – MT0041 (the “Master Fund”) which is advised by Winton Capital Management Ltd. (the “Trading Advisor”). The Master Fund engages in the speculative trading of bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives such as futures, options on futures and forward currency contracts. Newedge USA, LLC is the Master Fund’s futures clearing broker (the “Clearing Broker”) and Newedge Alternative Strategies Inc is the foreign exchange clearing broker of the Master Fund, although the Master Fund may execute foreign exchange trades through another foreign exchange clearing broker at any time.  The Sponsor, over time, intends to offer investors a selection of different trading advisors, each managing a different segregated series of the Platform.  There can be no assurance, however, that any series other than the Series will be offered or that the Series will continue to be offered.  The Series was organized on September 11, 2009.  The Series issued units and commenced trading on January 1, 2010.  The Series filed a Form 10, under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (“SEC”) to register the units of limited liability company interest (“Units”), and such registration became effective March 1, 2010.

The accompanying unaudited financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the Series’ financial condition at June 30, 2010 (unaudited) and the results of its operations for the three and six months ended June 30, 2010 (unaudited). These financial statements present the results of the interim period ended June 30, 2010, and do not include all disclosures normally provided in annual financial statements.

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

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The Series is a feeder fund in the Master Fund. Other funds sponsored by the Sponsor also invest in the Master Fund.  At June 30, 2010, the Series’ investment in the Master Fund was $1,877,101, approximately 1.46% of the Master Fund’s net assets.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946 Financial Services – Investment Companies, the Series and the Master Fund are not

consolidated.  The Series values its investment in the Master Fund at fair value, which approximates the Series’ prorata interest in the net assets of the Master Fund. The Master Fund provides the Series with daily estimated net asset valuations. The Series is allocated its prorata share of income and expenses from the Master Fund. The unaudited financial statements of the Master Fund for the three and six months ended June 30, 2010 are attached as Exhibit 99.1 and are an integral part of the Series’ financial statements and should be read in conjunction with the Series’ unaudited financial statements for the three and six months ended June 30, 2010.  All capitalized and bolded terms used herein are defined in the Document.

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

Cash at Bank

Cash is maintained in the custody of commercial banks and includes cash received related to subscriptions received in advance.  The Master Fund traded on a leverage basis of approximately two to one from January 1, 2010 through January 18, 2010. The Master Fund traded on a leverage basis of approximately two and a half to one from January 19, 2010 through June 30, 2010. In order to maintain the Series’ overall portfolio at a leverage of approximately one, the Series’ capital not needed at the Master Fund to maintain a leverage of one will be held in the cash account maintained by the Series as opposed to being invested into the Master Fund.  The Sponsor will rebalance the amounts held as it deems necessary to keep the Series’ capital leverage factor at approximately one.

Fair Value of Investments

The Series records its investments in accordance with FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures around fair value measurements. ASC 820 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. The classification of the Master Fund’s investments in accordance with ASC 820 is discussed in the notes to the financial statements of the Master Fund, attached as Exhibit 99.1.

Derivative Instruments

The Master Fund records all derivatives in accordance with FASB ASC 815, Derivatives and Hedging (“ASC 815”) which requires qualitative disclosure about objectives and strategies for using derivatives, qualitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The disclosures required by ASC 815 for the Master Fund are discussed in the notes to the financial statements of the Master Fund, attached as Exhibit 99.1.

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

Income Taxes

No provision has been made in the accompanying financial statements for U.S. federal or state income taxes as each Member is individually responsible for reporting income or loss based on such Member’s share of the Series’ income and expenses as reported for income tax purposes.  FASB ASC 740, Income Taxes (“ASC 740”) sets forth a minimum threshold for financial statement recognition of the benefit of a tax position taken or expected to be taken in a tax return. The Sponsor has concluded there are no material uncertain tax positions that would require recognition in the Series’ financial statements.

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

Completed AlphaMetrix Managed Futures III LLC Subscription Agreements should be received by the appropriate Selling Agent no later than seven calendar days prior to the first day of any month in which a Member intends to invest.  Members are initially issued units at $1,000 per unit as of the date of the commencement of operations and at the current NAV for all dates thereafter.

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

Redemption Fee

If a Member redeems his or her investment in the B-2 Units before the end of the sixth calendar month following such Member’s initial investment in the B-2 Units (the “Initial Investment”), such Redemption will be subject to a Redemption Fee (the “Redemption Fee”) equal to 2% of such Member’s Initial Investment.  If a Member Redeems his or her investment in the B-2 Units following the sixth month-end after the date of his or her Initial Investment but prior to the twelfth month-end after the date of such Member’s Initial Investment, such Redemption will be subject to a Redemption Fee equal to 1% of such Member’s Initial Investment in the B-2 Units.  The Redemption

Fee will be prorated for partial redemptions prior to the twelfth month-end following such Member’s Initial Investment, i.e. if the Member withdraws 50% of his or her current investment in the B-2 Units, 50% of the Redemption Fee will be due prior to the Redemption.  In no case will the sum of all Redemption Fees paid by a Member be greater than the Initial Sales Commission paid by such Member.

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

The Sponsor will receive a monthly service provider fee (the “Service Provider Fee”) equal to 0.025 of 1% (equivalent to an annual rate of approximately 0.30%) of the Net Asset Value of the Series. Operating costs paid for by the Sponsor out of the Service Provider Fee generally include: certain ongoing offering expenses; administrative, transfer, exchange and redemption processing costs; legal, regulatory, reporting, filing, tax, audit, escrow and accounting; the fees of the Master Fund’s directors; and any other operating or administrative expenses related to accounting, research, due diligence or reporting.

The Service Provider Fee is charged at the Series level.

Operating costs not covered by the Service Provider Fee and paid for by the Series generally include:  execution and clearing brokerage commissions; forward and other over-the-counter trading spreads; bank wire fees; insurance; and extraordinary expenses such as litigation and indemnification.

The Series incurred Sponsor’s fees of $4,948 and $5,578 for the three and six months ended June 30, 2010, respectively, all of which is owed to the Sponsor at June 30, 2010.

The Series will bear all expenses incurred in connection with the organizational and initial offering of the Units at the Series level. For financial reporting purposes in conformity with GAAP, the Series expensed the organizational costs of $119,362 (“net asset value for financial reporting” or the “net asset value per Unit for financial reporting”). For all other purposes, including determining the net asset value per Unit for subscription and redemption purposes, the Series amortizes organizational and initial offering costs over a 60 month period (“net asset value for all other purposes” or the “net asset value per Unit for all other purposes”).

Net Asset Value

The quarterly net asset value and net asset value per Unit since commencement of operations are as follows:

B-2 Sub-series

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				$1,000.000	$1,000.000
March 31, 2010	$711,568	$676,948	702.56	1,012.822	963.546
June 30, 2010	$3,545,196	$3,491,484	3,473.46	1,020.653	1,005.189

Total return after performance fee, from the commencement of operations through
the period ended June 30, 2010				2.07%	0.52%

* Commencement of operations of the Series was January 1, 2010

B-0 Sub-series

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				$1,000.000	$1,000.000
March 31, 2010	$204,747	$170,129	201.42	1,016.543	844.668
June 30, 2010	$1,552,311	$1,498,597	1,514.35	1,025.067	989.597

Total return after performance fee, from the commencement of operations through
the period ended June 30, 2010				2.51%	-1.04%

* Commencement of operations of the Series was January 1, 2010

(4)           Advisory Agreement

Under a signed agreement, the Trading Advisor is entitled to a monthly management fee at the rate of 0.1875% (a 2.25% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 3) calculated before reduction for any Management Fees, Performance Fees, Service Provider Fees, Sponsor’s Fees, Sales Commission or Extraordinary Fees accrued (including performance fees accrued in a prior month) as of such month-end and before giving effect to any capital subscriptions made as of the beginning of the month immediately following such month-end and before any redemptions accrued during or as of such month-end, but after all expenses as of such month-end.  The Sponsor will receive the Management Fee and the Performance Fee, and will remit such fees to the Trading Advisor, although the Selling Agents may receive a portion of such fees to the Trading Advisor. The Series incurred management fees of $22,338 and $25,196 for the three and six months ended June 30, 2010, respectively, of which $25,196 is payable at June 30, 2010.

Also, under a signed agreement the Trading Advisor is entitled to a quarterly performance fee equal to 20% which is paid at the Series level but is calculated based on the Series’ share of the Master Funds’ new Net Trading Profits as defined by the excess, if any, of the cumulative level of Net Trading Profits attributable to the Series at the end of such quarter over the highest level of cumulative Net Trading Profits as of the end of any preceding quarter (the

“High Water Mark”). The Series incurred performance fees of $15,292 and $24,228 for the three and six months ended June 30, 2010, respectively, of which $24,228 was owed to the Trading Advisor at June 30, 2010.

The Sponsor, in consultation with the Trading Advisor, may waive, rebate or reduce management and/or performance fees for certain Members without entitling other Members to such waiver, rebate or reduction.

(5)           Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASU No. 2010-06), which amends ASC 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU No. 2010-06 is effective for periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of ASU No. 2010-06 did not have a significant impact on the Master Fund’s financial statements or disclosures.

 (6)           Trading Activities and Related Market and Credit Risk

The Series via its investment in the Master Fund engages in the speculative trading of U.S. and foreign futures contracts and forward contracts (collectively “derivatives”).  The Series does not have any direct commitments to buy or sell financial instruments, including derivatives.  The Series has indirect commitments that arise through positions held by the Master Fund in which the Series invests.  However, as an investor in a Master Fund, the Series’ risk at June 30, 2010, is limited to the fair value of its investment in the Master Fund.

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

The purchase and sale of futures are executed on an exchange and requires margin deposits with a Futures Commission Merchant (“FCM”).  Additional deposits may be necessary for any loss on contract value.  The U.S. Commodity Exchange Act, as amended, requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.  A customer’s cash and other property, such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements.  In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than the total of cash and other property deposited.  The Clearing Broker is an FCM.

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

Net trading results from derivatives for the period ended June 30, 2010 are reflected in the Series’ Statement of Operations and equal the trading gains (losses) less brokerage commissions.  Such trading results reflect the Series’ share of the net gain or (loss) arising from the Master Fund’s speculative trading of futures contracts and forward contracts.

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

(8)           Financial Highlights

The following financial highlights in the table below show the Series’ financial performance for the six months ended June 30, 2010.  All performance returns noted are calculated based on the net asset value per Unit for financial reporting, with estimated organizational costs incurred prior to issuance of Units being expensed at the commencement of the operations of the Series.  Total return is calculated as the change in a theoretical Member’s investment over the entire period - a percentage change in the Member’s capital value for the period. The information has been derived from information presented in the financial statements.

Regarding the information shown in the table below:

•
Per unit operating performance is computed based upon the weighted-average net units for the period ended June 30, 2010.  Total return is calculated as the change in the net asset value per unit for the period ended June 30, 2010 and is not annualized.

•
The net investment loss and total expense ratios are computed based upon the weighted average net assets for the period ended June 30, 2010. Such ratios have been annualized, with the exception of the performance fee and organizational expense.

•
Organizational expense has been allocated equally to the B-0 and B-2 Sub-Series, i.e. 50% of such costs at January 1, 2010 to each Sub-Series. Financial highlights are prepared in accordance with GAAP and include non-recurring organizational costs.

An individual Member’s total return and ratios may vary from those below based on the timing of capital transactions.

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2010
	B-0 Sub-Series	B-2 Sub-Series
Members’ capital per Unit at January 1, 2010	$1,000.000	$1,000.000

Income from operations:
Net trading gain/(loss)	132.993	77.168
Net investment loss	(143.396)	(71.979)
Net change in Members’ capital per Unit from operations	(10.403)	5.189

Members’ capital per Unit at June 30, 2010	$989.597	$1,005.189

Total return:
Total return before performance fee	0.18%	1.59%
Performance fee	(1.22%)	(1.07%)
Total return after performance fee	(1.04%)	0.52%

Ratios to average Members’ capital
Net investment loss	(16.99%)	(9.99%)

Expenses:
Expenses	15.94%	8.94%
Performance fee	1.30%	1.08%
Total expenses	17.24%	10.02%

(9)         Subsequent Events

In accordance with ASC 855, Subsequent Events, the Series has evaluated and disclosed all subsequent events through the date the financial statements are issued. Except for matters discussed in the following paragraph, there are no material events that would require disclosure in or adjustment to the Series financial statements through this date.

Member Subscriptions and Redemptions

Subsequent to June 30, 2010 and through the date the financial statements are issued, B-0 Members subscribed approximately $1,620,500 (of which $980,500 represents subscriptions received in advance as of June 30, 2010) and redeemed approximately $0, and B-2 Members subscribed approximately $440,428 (of which $250,429 represents subscriptions received in advance as of June 30, 2010) and redeemed approximately $0.

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

Liquidity

Virtually all of the Series’ capital is held in cash at a bank or invested in the Master Fund.  The Series’ investment in the Master Fund is held as cash or cash equivalents or investments at the Master Fund’s Clearing Broker and is used to margin the futures and forward currency positions and is withdrawn, as necessary, to pay redemptions and expenses.  The Series does not maintain any sources of financing other than that made available by the Master Fund’s Clearing Broker to fund foreign currency settlements for those instruments transacted and settled in foreign currencies.  The Series pays prevailing market rates for such borrowings.

Cash is maintained in the custody of commercial banks and includes cash received related to subscriptions received in advance.  The Master Fund traded on a leverage basis of approximately two to one from January 1, 2010 through January 18, 2010. The Master Fund traded on a leverage basis of approximately two and a half to one from January 19, 2010 through June 30, 2010. In order to maintain the Series’ overall portfolio at a leverage factor of approximately one, the Series’ capital not needed at the Master Fund to maintain a leverage of one will be held in the cash account maintained by the Series as opposed to being invested into the Master Fund.  The Sponsor will rebalance the amounts held as it deems necessary to keep the Series’ capital leverage factor at approximately one.

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Series’ futures and forward trading, the Series’ assets are highly liquid and are expected to remain so.  Accordingly, the Series expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances.  This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy.  From its commencement of operations on January 1, 2010 through June 30, 2010, the Series experienced no meaningful periods of illiquidity in any of the markets in which it trades.  For this period, the Series processed redemptions on a monthly basis. The B-2 Sub-Series incurred aggregate redemptions of $25,598 (25 units) for the six months ended June 30, 2010; The B-0 Sub-Series had no redemptions for the six months ended June 30, 2010.

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

Through the Master Fund, the Series may trade a variety of futures-related instruments, including but not limited to instruments related to bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives.  Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk).  Market risk is generally to be measured by the notional amount of the futures positions acquired and the volatility of the markets traded.  The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins that may be subject to loss in the event of a default are generally required in exchange trading, and counterparties may require margin or collateral in the over-the-counter markets.

The Trading Advisor attempts to control risk in all aspects of the investment process, although there can be no assurance that it will, in fact, succeed in doing so. The Series is designed to take market risk on a systematic basis across a broad portfolio of liquid markets and to monitor and minimize exposure to all other risks, such as credit and liquidity risks.  The trading systems used include various proprietary systems that are designed to control the risk taken at the individual position level as well as at the overall portfolio level.  The Trading Advisor monitors and seeks to control market risk within limits at both sector and portfolio levels.

The financial instruments traded by the Series via the Master Fund contain varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward contracts or the satisfaction of the obligations may exceed the amount recognized in the Statement of Financial Condition of the Series, however, the Series exposure to such risk is limited to its investment in the Master Fund.

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

The investment objective of the Program is to achieve long-term capital appreciation through compound growth.  The Trading Advisor attempts to achieve this goal by pursuing a diversified trading scheme that does not rely upon favorable conditions in any particular market, nor on market direction.  The Program seeks to combine highly liquid financial instruments offering positive but low Sharpe ratios (which are designed to measure return relative to risk) and generally low correlation over the long term to other markets such as equities and fixed income.

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

The Trading Advisor is a limited liability company registered in England and Wales, which is regulated in the United Kingdom by the Financial Services Authority.  Since January 1998, the Trading Advisor has been a member of NFA and has been registered with the CFTC as a commodity trading advisor and has been registered as a commodity pool operator since December 1998.    Principals of the Trading Advisor include David Winton Harding, Osman Murgian, Martin John Hunt, Anthony Daniell, Gupreet Singh Jauhal, Matthew David Beddall, Rajeev Patel, Samur (Jersey) Limited, and Amur (Jersey) Limited.  On July 31, 2007, a company affiliated with Goldman Sachs International purchased a 9.99 percent shareholder interest in the Trading Advisor.  This shareholding is currently held by Goldman Sachs Petershill Non-U.S. Master Fund, L.P., a fund managed by Goldman Sachs Asset Management International.  This investor is not involved in the day-to-day management of the Trading Advisor but, pursuant to a shareholders agreement, has the right to approve certain limited matters relating to Trading Advisor’s operations.

The B-2 Series commenced trading activities January 1, 2010 with an initial capitalization of $107,500.  As of June 30, 2010, the B-2 Subseries had a capitalization of $3,545,196 based on the net asset value for all other purposes. The B-0 Subseries had an initial capitalization of $125,000.  As of June 30, 2010, the B-0 Subseries had a capitalization of $1,552,311 based on the net asset value for all other purposes.

Performance Summary

Quarter ending June 30, 2010

This performance description is a brief summary of how the Series performed during the quarter ending June 30, 2010, based on the underlying performance of the Master Fund in which the Series invests, and is not necessarily an indication of how the Series will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

The B-2 and B-0 Subseries ended June 30, 2010 with year-to-date returns of 2.07% and 2.51%, respectively, based on the net asset value for all other purposes (see “Notes to Financial Statements – (3) Related Party Transactions”).

April 1, 2010 to June 30, 2010

The B-2 Subseries posted a 0.98% return for the month ending June 30, 2010, a gain of 0.77% for the three months ended June 30, 2010 and an overall gain of 2.07% for the Series from the inception of trading on January 1, 2010 (not annualized). The B-0 Subseries posted a 1.12% return for the month ending June 30, 2010, a gain of 0.84% for the three months ended June 30, 2010 and an overall gain of 2.51% for the Series from the inception of trading on January 1, 2010 (not annualized).

The following discussion is based on the underlying performance of the Master Fund in which the Series invests.

The Series experienced a positive return in June 2010. The B-2 Subseries posted a gain of 0.98%, while the B-0 Subseries posted a 1.12% return. The markets have had generally mixed reactions to the recent austerity measures announced by several European countries aimed at reducing deficits.  The Euro was relatively unaffected, while Greek, Portuguese and Spanish bonds have continued to rise in response to continued skepticism about their long term viability.  At the same time, bond yields in larger countries fell, reflecting uncertainty about current policies. Fixed income markets were the source of the Trading Advisor’s strongest returns, with US bonds continuing to rise.  The Series also experienced modest returns in precious metals and interest rates, with its performance in crops, livestock and cash equities virtually flat.  Energies were the worst performing sector due to the Trading Advisor’s short positions suffering after a rally in crude oil.  The Series experienced small losses in base metals, equity indices and currencies.

The B-2 Subseries posted a 1.29% loss for the month ending May 31, 2010, a 1.07% return for the year to date as of May 31, 2010 and an overall gain of 1.07% for the Series from the inception of trading on January 1, 2010 to May 31, 2010 (not annualized). The B-0 Subseries posted a 1.41% loss for the month ending May 31, 2010, a 1.37% gain for the year to date as of May 31, 2010 and an overall gain of 1.37% for the Series from the inception of trading on January 1, 2010 to May 31, 2010 (not annualized).

The following discussion is based on the underlying performance of the Master Fund in which the Series invests.

The Series experienced a loss in May 2010. Despite the announcement of a nearly $1 trillion rescue package, the Euro continued to slide with growing concerns over Greek and other European sovereign debt.  By being short Euro and Pound, the Series covered losses in the currency sector from being long the Australian and Canadian Dollar.  The best performing sector was government bonds, as April’s rally stretched into May.  The Series also experienced modest returns in crops, precious metals and interest rates.  Equities, the worst performing sector, experienced losses after the Series’ long positions were undercut by strong downward movements and the May 6 “flash crash.”  The Series experienced losses in energies and base metals.  Winton has reduced the equity positions substantially, and has also introduced a trading system on the South African Rand and increased weighting to systems trading Chinese equities.

The B-2 Subseries posted a 1.09% return for the month ending April 30, 2010, a 2.39% return for the year to date as of April 30, 2010 and an overall gain of 2.39% for the Series from the inception of trading on January 1, 2010 to April 30, 2010 (not annualized). The B-0 Subseries posted a 1.15% return for the month ending April 30, 2010, a 2.83% gain for the year to date as of April 30, 2010 and an overall gain of 2.83% for the Series from the inception of trading on January 1, 2010 to April 30, 2010 (not annualized).

The following discussion is based on the underlying performance of the Master Fund in which the Series invests.

The Series experienced positive returns in April 2010. The continued climb of US stock indices helped the Series post gains for March, while their European counterparts struggled amid increasing concerns over Greek sovereign debt. Currencies were the most profitable sector for the Series with the Euro weakening against the dollar and falling towards $1.32. The second best performing sector was precious metals as gold prices swung back up toward record highs, and the Series posted small gains in silver, palladium, and platinum as well. The Series posted gains in both short- and long-term interest rates. The natural gas market hovered around the $4 mark, ultimately up slightly for the month, while crude oil prices gained to close well above the $80 per barrel mark for the second month in a row. Overall, the Series posted gains in the energy sector. The Series posted losses in agricultural commodities, with gains in livestock unable to offset overall losses in softs and grains.

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

The Series experienced positive returns in March 2010. Strong equity market trends helped the Series post gains for March, with the S&P 500 approaching its 18-month high.  Global equity indices were the most profitable sector.  The second best performing sector was agricultural commodities, with sugar prices being the epicenter of action as they retraced from their 25-year high of around 29 cents per pound back down to 16 cents per pound over the course of last two months.  The Euro weakened against the USD towards the end of month after an initial rally seen during the first two weeks, to close back below the $1.35 mark to make a new low for the year.  The Series posted gains trading both the developed and emerging market currencies.  The natural gas markets declined for the month with prices trading below the $4 mark for the first time in six months, while crude oil prices gained to close above the $80 per barrel mark.  Overall, the Series posted moderate gains in the energy sector.  Lack of prominent trends in the fixed income markets resulted in minimal losses for the Series.

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

The Series experienced positive returns in February 2010. The Euro continued to fall against the US dollar, continuing its downward trend on the heels of the current fiscal predicament facing Greece.  Mixed messages came out of Germany and other strong EU economies concerning a bailout.  Currencies were the most profitable sector for the Series in February.  The Series posted modest gains in the interest rate sector, with most U.S. and European bond markets lacking clear trends.  Wheat, corn and soybean prices rallied while coffee and sugar prices sold off.  Natural gas prices declined in February, while crude oil prices gained.  Metals were the second best performing sector for the strategy in February, with prices of gold and copper rallying.  Overall, the Series experienced some losses trading agricultural commodities.

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

Variables Affecting Performance

The principal variables that determine the net performance of the Series are gross profitability from the Series’ trading activity through its investment in the Master Fund and interest income.

The Series’ assets that are invested in the Master Fund are maintained at the Clearing Broker.  On assets held in USD, the Clearing Broker credits the Master Fund with interest at approximately 95% of the short-term U.S. Treasury bill rates; the remaining 5% is retained by the Clearing Broker. In the case of non-USD instruments, the Clearing Broker lends to all required non-USD currencies at a local short-term interest rate plus a spread.

The Series’ Management Fee, Sponsor’s Fee and Service Provider Fees are a constant percentage of the Series’ net asset value for all other purposes.  Brokerage commissions, which are not based on a percentage of the Series’ net assets, are based on the volume of trades executed and cleared on behalf of the Series.  Brokerage commissions are based on the actual number of contracts traded. The Performance Fees payable to the Trading Advisor are based on the new net trading profits, if any, generated by the Series, excluding interest income and after reduction for brokerage commissions and certain other fees and expenses.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not applicable; previously filed on Forms 8-K

(b)           Not applicable.

(c)
Pursuant to the Platform’s Limited Liability Company Agreement and the Series’ Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit for all other purposes (i.e. including the amortization of estimated organizational and initial offering costs).  The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.  The following tables summarize the redemptions by Members during the second quarter of 2010:

Consolidated

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for
		All Other Purposes

April 30, 2010	25.00	1,024.620
May 31, 2010	-	1,011.280
June 30, 2010	-	1,021.993

Total	25.00

B-0

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for
		All Other Purposes

April 30, 2010	-	1,028.269
May 31, 2010	-	1,013.725
June 30, 2010	-	1,025.067

Total	-

B-2

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for
		All Other Purposes

April 30, 2010	25.00	1,023.907
May 31, 2010	-	1,010.746
June 30, 2010	-	1,020.653

Total	25.00

Item 3:  Defaults Upon Senior Securities

(a)           None.
(b)           None.

Item 4:  Submission of Matters to a Vote of Security Holders

None.

Item 5:  Other Information

(a)           None.
(b)           Not applicable.

Item 6: Exhibits

The following exhibits are included herewith.

Exhibit Number	Description of Document
1.1*	Selling Agreement.
3.1*	Certificate of Formation of AlphaMetrix Managed Futures III LLC.
4.1*	Limited Liability Company Operating Agreement of AlphaMetrix Managed Futures III LLC.
4.2*	Separate Series Agreement for the Series.
10.1*	Trading Management Agreement.
10.2*	Assignment of Trading Management Agreement
10.3*	Amendment of Trading Management Agreement
10.4	Administrative Services Agreement
21.1*	List of Subsidiaries.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Financial Statements of Master Fund (unaudited) for the six months ended June 30, 2010

* Incorporated by reference to the Series’ Form 10 filed on December 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2010

ALPHAMETRIX MANAGED FUTURES III LLC (AlphaMetrix WC Diversified Series)

By:  AlphaMetrix, LLC.
Sponsor

By: /s/ Aleks Kins
Name:  Aleks Kins
Title:  President and Chief Executive Officer