Form 10-Q
period 2010-09-30
AlphaMetrix Managed Futures III LLC (AlphaMetrix WC Diversified Series)
filed 2010-11-15
CIK 1473675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to

Commission file number: 000-53864

ALPHAMETRIX MANAGED FUTURES III LLC
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
Yes  ☐ No  ☒

ii

ALPHAMETRIX FUTURES III LLC

QUARTERLY REPORT FOR PERIOD ENDED SEPTEMBER 30, 2010 ON FORM 10-Q

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS Statements of Financial Condition (unaudited) Statements of Operations (unaudited) Statements of Changes in Members’ Capital (unaudited) Notes to Financial Statements (unaudited)	1

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

Item 4T.	CONTROLS AND PROCEDURES	20

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	20
Item 1A.	RISK FACTORS	20
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20
Item 3.	DEFAULTS UPON SENIOR SECURITIES	21
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21
Item 5.	OTHER INFORMATION	21
Item 6.	EXHIBITS	22

SIGNATURES		23

iii

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

 ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)
Statements of Financial Condition
September 30, 2010 (Unaudited)

	WC Diversified Series	AlphaMetrix Managed Futures III LLC Total
	September 30, 2010	September 30, 2010
	(Unaudited)	(Unaudited)

Assets
Investment in AlphaMetrix WC Diversified Fund - MT0041, at fair value:	$3,023,178	$3,023,178
Cash at bank	5,855,537	5,855,537
Prepaid commissions	44,790	44,790

Total assets	$8,923,505	$8,923,505

Liabilities and Members' Capital
Liabilities
Accrued sponsor's fee	$3,191	$3,191
Accrued management fees	14,410	14,410
Accrued performance fees	72,582	72,582
Accrued service provider fees	9,193	9,193
Subscriptions received in advance	1,308,450	1,308,450
Total liabilities	1,407,826	1,407,826

Members’ Capital
B0 Members (3,299.18 units outstanding at September 30, 2010,
unlimited units authorized)	3,399,202	3,399,202
B2 Members (4,007.54 units outstanding at September 30, 2010,
unlimited units authorized)	4,106,231	4,106,231
Sponsor (10 units outstanding at September 30, 2010,
unlimited units authorized)	10,246	10,246
Total members’ capital	7,515,679	7,515,679

Total liabilities and members’ capital	$8,923,505	$8,923,505

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)
Statements of Operations
(Unaudited)

	WC Diversified Series		AlphaMetrix Managed Futures III Total
	July 1, 2010 - September 30, 2010	January 1, 2010 - September 30, 2010	July 1, 2010 - September 30, 2010	January 1, 2010 - September 30, 2010

NET INVESTMENT LOSS ALLOCATED FROM MASTER FUND:
Trading costs	(1,951)	$(3,572)	(1,951)	$(3,572)
Interest income	1,242	1,731	1,242	1,731

Net investment loss allocated from master fund	(709)	(1,841)	(709)	(1,841)

FUND NET INVESTMENT LOSS:
Interest income	2,840	4,394	2,840	4,394
Sponsor fee	(8,782)	(14,360)	(8,782)	(14,360)
Bank fees	-	(572)	-	(572)
Service provider fee	(5,947)	(9,656)	(5,947)	(9,656)
Management fee	(39,683)	(64,878)	(39,683)	(64,878)
Performance fee	(48,354)	(72,582)	(48,354)	(72,582)
Organizational expense	-	(119,362)	-	(119,362)
Sales commissions	(19,531)	(36,068)	(19,531)	(36,068)

Net investment income (loss)	(119,457)	(313,084)	(119,457)	(313,084)

TOTAL NET INVESTMENT INCOME (LOSS)	(120,166)	(314,925)	(120,166)	(314,925)

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM MASTER FUND:
Net realized gain (loss)	78,586	357,077	78,586	357,077
Net increase (decrease) in unrealized appreciation (depreciation)	204,250	73,773	204,250	73,773

Total realized and unrealized gain (loss) allocated from master fund	282,836	430,850	282,836	430,850

Net increase (decrease) in net assets resulting from operations	$162,670	$115,925	$162,670	$115,925

Net increase (decrease) in net assets resulting from operations per unit:
Weighted average number of units outstanding	6,843.96	3,742.44	6,843.96	3,742.44
Net income (loss) per weighted average unit	$23.77	$30.98	$23.77	$30.98

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)
 Statements of Changes in Members’ Capital
For the nine months ended September 30, 2010
(Unaudited)

	WC Diversified Series		WC Diversified Series		WC Diversified Series		WC Diversified Series		AlphaMetrix Managed
	B-0 Members		B-2 Members		Sponsor (B-2)		Total		Futures III LLC Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2010 (commencement of trading/issuance of shares)	$-	-	$-	-	$-	-	$-	-	$-	-
Member subscriptions	3,347,500	3,299.18	4,067,852	4,032.54	10,000	10.00	7,425,352	7,341.72	7,425,352	7,341.72
Member redemptions	-	-	(25,598)	(25.00)	-	-	(25,598)	(25.00)	(25,598)	(25.00)
Net increase (decrease) in net assets resulting from operations	51,702	-	63,977	-	246	-	115,925	-	115,925	-
Members’ capital at September 30, 2010	$3,399,202	3,299.18	$4,106,231	4,007.54	$10,246	10.00	$7,515,679	7,316.72	$7,515,679	7,316.72

Net asset value per unit at January 1, 2010 (commencement of trading)	$1,000.000		$1,000.000		$1,000.000		$1,000.000		$1,000.000
Change in net asset value per unit	30.317		24.627		24.627		27.194		27.194
Net asset value per unit at September 30, 2010	$1,030.317		$1,024.627		$1,024.627		$1,027.194		$1,027.194

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

(1)	Organization

AlphaMetrix Managed Futures III LLC (the “Platform”) is sponsored by AlphaMetrix, LLC (the “Sponsor”). The Platform was formed on September 10, 2009 as a Delaware series limited liability company pursuant to the Delaware Limited Liability Company Act. AlphaMetrix Managed Futures III LLC (AlphaMetrix WC Diversified Series) (the “Series”) is a “segregated series” of the Platform. The Series invests a portion of its assets in AlphaMetrix WC Diversified Fund – MT0041 (the “Master Fund”) which is advised by Winton Capital Management Ltd. (the “Trading Advisor”). The Master Fund generally engages in the speculative trading of bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives such as futures, options on futures and forward currency contracts. Newedge USA, LLC is the Master Fund’s futures clearing broker (the “Clearing Broker”) and Newedge Alternative Strategies Inc is the foreign exchange clearing broker of the Master Fund, although the Master Fund may execute foreign exchange trades through another foreign exchange clearing broker at any time. The Sponsor, over time, intends to offer investors a selection of different trading advisors, each managing a different segregated series of the Platform. There can be no assurance, however, that any series other than the Series will be offered or that the Series will continue to be offered. The Series was organized on September 11, 2009. The Series issued units and commenced trading on January 1, 2010. The Series filed a Form 10, under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (“SEC”) to register the units of limited liability company interest (“Units”), and such registration became effective March 1, 2010.

The accompanying unaudited financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the Series’ financial condition at September 30, 2010 (unaudited), results of its operations for the three and nine months ended September 30, 2010 (unaudited), and changes in members’ capital for the nine months ended September 30, 2010 (unaudited). These financial statements present the results of the interim period ended September 30, 2010, and do not include all disclosures normally provided in annual financial statements.

The Series issues two sub-series, B-0 and B-2. These sub-series are subject to different fees as described in the Confidential Disclosure Document (the “Disclosure Document”). The financial statements presented herein include the combined results of both sub-series. On January 1, 2010, the Series issued 10.00 Units of the B-2 sub-series to the Sponsor for $10,000. The Sponsor serves as the Series’ tax matters partner.

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

(2)	Summary of Significant Accounting Policies

Basis of Presentation

Pursuant to rules and regulations of the SEC, financial statements are presented for the Platform as a whole and for the WC Diversified Series. The accompanying financial statements and notes thereto include financial statements and footnote totals for the Fund as a whole. For the avoidance of doubt, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular Series shall be enforceable only against the assets of such Series and not against the assets of the Platform generally or any other Series.

Accordingly, the assets of one Series of the Platform include only those funds and other assets that are paid to, held by or distributed to the Platform on account of and for the benefit of that Series, including, without limitation, funds delivered to the Platform for the purchase of Units in that Series. As of September 30, 2010, the WC Diversified Series exists as the only Series on the Platform.

The Series is a feeder fund to the Master Fund and other funds sponsored by the Sponsor invest in the Master Fund. At September 30, 2010, the Series’ investment in the Master Fund was $3,023,178, approximately 2.04% of the Master Fund’s net assets. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946 Financial Services – Investment Companies, the Series and the Master Fund are not consolidated. The Series values its investment in the Master Fund at fair value, which approximates the Series’ pro rata interest in the net assets of the Master Fund. The Master Fund provides the Series with daily estimated net asset valuations. The Series is allocated its prorata share of income and expenses from the Master Fund. The unaudited financial statements of the Master Fund for the three and nine months ended September 30, 2010 are attached as Exhibit 99.1 and are an integral part of the Series’ financial statements and should be read in conjunction with the Series’ unaudited financial statements for the three and nine months ended September 30, 2010. All capitalized and bolded terms used herein are defined in the Disclosure Document.

Revenue Recognition – Master Fund

Commodity futures, options on futures, and forward contract transactions are recorded on the trade date and open contracts are reflected in net unrealized appreciation/(depreciation) on open contracts in the Master Fund’s Statement of Financial Condition as the difference between the original contract value and the fair value (as determined by exchange settlement prices for futures contracts and cash dealer prices at a predetermined time for forward contracts and physical commodities) as of the last business day of the year or as of the last date of the financial statements. The net change in unrealized profit (loss) on open contracts from one reporting period to the next reporting period is reflected in the net change in unrealized appreciation/(depreciation) on open contracts in the Master Fund’s Statement of Operations. Realized gains and losses on futures and forward contracts are recognized when contracts are closed.

The Master Fund investments are initially recognized at fair value which is equal to the net asset value per share as determined by the master fund’s administrator as of the close of business on the relevant valuation date. Realized gains and losses on sales are recognized as incurred and calculated on a first-in, first-out basis. The difference between the fair value at the time of purchase (or the prior valuation date) and the fair value at the valuation date is reflected in the statements of operations as the net change in unrealized appreciation (depreciation) on investments in funds or interest income. At September 30, 2010, the Master Fund owned approximately 19.3% of AlphaMosaic SPC – Offshore Platform Cash Account, a related party.

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

Use of Estimates

The accounting records of the Series are maintained in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash at Bank

Cash is maintained in the custody of commercial banks and includes cash received related to subscriptions received in advance. The Master Fund traded on a leverage basis of approximately two to one from January 1, 2010 through January 18, 2010. The Master Fund traded on a leverage basis of approximately two and a half to one from January 19, 2010 through September 30, 2010. In order to maintain the Series’ overall portfolio at a leverage of approximately one, the Series’ capital not needed at the Master Fund to maintain a leverage of one will be held in the cash account maintained by the Series as opposed to being invested into the Master Fund. The Sponsor will rebalance the amounts held as it deems necessary to keep the Series’ capital leverage factor at approximately one.

Fair Value of Investments

The Master Fund and Series each record their respective investments in accordance with FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures around fair value measurements. ASC 820 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. The classification of the Master Fund’s investments in accordance with ASC 820 is discussed in the notes to the financial statements of the Master Fund under Footnote 2 Fair Value Measurements and Disclosures, attached as Exhibit 99.1.

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

The Sales Commission may be greater or less than 2% of the current Net Asset Value of the B-2 Units. The Sales Commission charged against the Net Asset Value of the B-2 Units each month is equal to the total of the amortized Sales Commission for all B-2 Units that have been outstanding for twelve months or less, plus 0.17% (equivalent to an annual rate of approximately 2%) per month of the Net Asset Value of the B-2 Units that have been outstanding for more than twelve months. For example, if 40% of the B-2 Units’ had been outstanding for more than twelve months, the total Sales Commission would equal the sum of all of the amortized portions for that month plus 0.17% (equivalent to an annual rate of approximately 2%) times the Net Asset Value of the B-2 Units times 0.4. All B-2 Unit holders would then be charged their pro rata portion of such amount. In general, if the Net Asset Value of the B-2 Units is increasing, the amount paid will generally be less than 2% of their Net Asset Value, and if the Net

Asset Value of the B-2 Units is decreasing, the amount paid will generally be greater than 2% of their Net Asset Value.

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

Completed AlphaMetrix Managed Futures III LLC Subscription Agreements relative to each series must be received by the appropriate Selling Agent no later than seven calendar days prior to the first day of any month in which a Member intends to invest. Members are initially issued units at $1,000 per unit as of the date of the commencement of operations and at the current NAV for all dates thereafter.

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

Operating costs not covered by the Service Provider Fee and paid for by the Series generally include:  execution and clearing brokerage commissions; forward and other over-the-counter (“OTC”) trading spreads; bank wire fees; insurance; and extraordinary expenses such as litigation and indemnification.

The Series incurred Sponsor’s fees of $8,782 and $14,360 for the three and nine months ended September 30, 2010, respectively, of which $3,191 is owed to the Sponsor at September 30, 2010.

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

WC Diversified Series Net Asset Values

The quarterly net asset value and net asset value per Unit since commencement of operations are as follows:

B-2 Sub-series

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				$1,000.000	$1,000.000
March 31, 2010	$711,568	$676,948	702.56	1,012.822	963.546
June 30, 2010	$3,545,196	$3,491,484	3,473.46	1,020.653	1,005.189
September 30, 2010	$4,167,206	$4,116,477	4,017.54	1,037.254	1,024.627

Total return after performance fee, from the commencement of operations through the period ended September 30, 2010				3.73%	2.46%

* Commencement of operations of the Series was January 1, 2010

B-0 Sub-series

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				$1,000.000	$1,000.000
March 31, 2010	$204,747	$170,129	201.42	1,016.543	844.668
June 30, 2010	$1,552,311	$1,498,597	1,514.35	1,025.067	989.597
September 30, 2010	$3,449,930	$3,399,202	3,299.18	1,045.693	1,030.317

Total return after performance fee, from the commencement of operations through the period ended September 30, 2010				4.57%	3.03%

* Commencement of operations of the Series was January 1, 2010

(4)           Management and Performance Fees

The Series is subject to a monthly management fee at the rate of 0.1875% (a 2.25% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 3) calculated before reduction for any Management Fees, Performance Fees, Service Provider Fees, Sponsor’s Fees, Sales Commission or Extraordinary Fees accrued (including performance fees accrued in a prior month) as of such month-end and before giving effect to any capital subscriptions made as of the beginning of the month immediately following such month-end and before any redemptions accrued during or as of such month-end, but after all expenses as of such month-end. The Sponsor will receive the Management Fee and the Performance Fee, and will remit such fees to the Trading Advisor, although the Selling Agents or an Affiliate may receive a portion of such fees not paid over to the Trading Advisor. The Series incurred management fees of $39,683 and $64,878 for the three and nine months ended September 30, 2010, respectively, of which $14,410 is payable at September 30, 2010.

The Series is subject to a quarterly performance fee equal to 20% which is paid at the Series level but is calculated based on the Series’ share of the Master Fund’s new Net Trading Profits as defined by the excess, if any, of the cumulative level of Net Trading Profits attributable to the Series at the end of such quarter over the highest level of cumulative Net Trading Profits as of the end of any preceding quarter (the “High Water Mark”). The Series incurred performance fees of $48,354 and $72,582 for the three and nine months ended September 30, 2010, respectively, of which $72,582 was owed to the Trading Advisor at September 30, 2010.

The Trading Advisor has entered into a Trading Agreement with the Master Fund.

The Sponsor, in consultation with the Trading Advisor, may waive, rebate or reduce management and/or performance fees for certain Members without entitling other Members to such waiver, rebate or reduction.

(5)           Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASU No. 2010-06), which amends ASC 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU No. 2010-06 is effective for periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of ASU No. 2010-06 did not have a significant impact on the Master Fund’s financial statements or disclosures. During the nine months ended September 30, 2010, there were no transfers of assets or liabilities between Level 1 or Level 2 investments.

(6)           Trading Activities and Related Market and Credit Risk

The Series via its investment in the Master Fund engages in the speculative trading of U.S. and foreign futures contracts and forward contracts (collectively “derivatives”). The Series does not have any direct commitments to buy or sell financial instruments, including derivatives. The Series has indirect commitments that arise through positions held by the Master Fund in which the Series invests. However, as an investor in a Master Fund, the Series’ risk at September 30, 2010, is limited to the fair value of its investment in the Master Fund.

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

The Master Fund’s investment in the AlphaMosaic SPC - Offshore Platform Cash Account also creates an assumption of some credit risk at the Master Fund. In the event of the Cash Custodian’s bankruptcy, the Master Fund could lose all or substantially all of its assets not located in segregated funds.

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

Net trading results from derivatives for the period ended September 30, 2010 are reflected in the Series’ Statement of Operations and equal the trading gains (losses) less brokerage commissions. Such trading results reflect the Series’ share of the net gain or (loss) arising from the Master Fund’s speculative trading of futures contracts and forward contracts and income earned on the AlphaMosaic SPC Offshore Platform Cash Account.

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

(8)           Financial Highlights

The following financial highlights in the table below show the Series’ financial performance for the nine months ended September 30, 2010 for B-0 and B-2 Sub-Series units. All performance returns noted are calculated based on the net asset value per Unit for financial reporting, with estimated organizational costs incurred prior to issuance of Units being expensed at the commencement of the operations of the Series. Total return is calculated as the change in a theoretical Member’s investment over the entire period - a percentage change in the Member’s capital value for the period. The information has been derived from information presented in the financial statements.

Regarding the information shown in the table below:

•
Per unit operating performance is computed based upon the weighted-average net units for the period ended September 30, 2010. Total return is calculated as the change in the net asset value per unit for the period ended September 30, 2010 and is not annualized.

•
The net investment loss and total expense ratios are computed based upon the weighted average net assets for the period ended September 30, 2010. Such ratios have been annualized, with the exception of the performance fee and organizational expense.

•
Organizational expense has been allocated equally to the B-0 and B-2 Sub-Series, i.e. 50% of such costs at January 1, 2010 to each Sub-Series. Financial highlights are prepared in accordance with GAAP and include non-recurring organizational costs.

An individual Member’s total return and ratios may vary from those below based on the timing of capital transactions.

	AlphaMetrix Managed Futures III LLC (WC Diversified Series)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	B-0 Sub-Series	B-2 Sub-Series
Members’ capital per Unit at January 1, 2010	$1,000.000	$1,000.000

Income (loss) from operations:
Net trading gain/(loss)	120.585	105.393
Net investment loss	(90.268)	(80.766)
Net change in Members’ capital per Unit from operations	30.317	24.627

Members’ capital per Unit at September 30, 2010	$1,030.317	$1,024.627

Total return:
Total return before performance fee	5.25%	4.25%
Performance fee	(2.22%)	(1.79%)
Total return after performance fee	3.03%	2.46%

Ratios to average Members’ capital
Net investment loss	(9.87%)	(9.35%)

Expenses:
Expenses	7.88%	7.77%
Performance fee	2.23%	1.79%
Total expenses	10.11%	9.56%

(9)           Subsequent Events

In accordance with ASC 855, Subsequent Events, the Series has evaluated and disclosed all subsequent events through the date the financial statements are issued. Except for matters discussed in the following paragraph, there are no material events that would require disclosure in or adjustment to the Series financial statements through this date.

Member Subscriptions and Redemptions

Subsequent to September 30, 2010 and through the date the financial statements are issued, B-0 Members subscribed approximately $1,719,571 (of which $993,450 represents subscriptions received in advance as of September 30, 2010) and redeemed approximately $0, and B-2 Members subscribed approximately $2,878,500 (of which $315,000 represents subscriptions received in advance as of September 30, 2010) and redeemed approximately $0.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to Item 1 “Financial Statements.”  The information contained therein is essential to, and should be read in connection with, the following analysis.

All figures and performance returns noted in this Item 2 are based on the net asset value and/or the net asset value per Unit for all other purposes, which complies with GAAP, except with respect to estimated organizational and initial offering costs (which are being amortized over 60 months) as described in the “Notes to Financial Statements – (3) Related Party Transactions.”  All figures and performance returns communicated to investors are based on the net asset value and/or the net asset value per Unit for all other purposes.

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

Liquidity

Virtually all of the Series’ capital is held in cash at a bank or invested in the Master Fund. The Series’ investment in the Master Fund is held as cash, investment in the Offshore Platform Cash Account (a related party to the Sponsor), or investment at the Master Fund’s Clearing Broker and used to margin the futures and forward currency positions and is withdrawn, as necessary, to pay redemptions and expenses. The Series does not maintain any sources of financing other than that made available by the Master Fund’s Clearing Broker to fund foreign currency settlements for those instruments transacted and settled in foreign currencies. The Series pays prevailing market rates for such borrowings.

Cash is maintained in the custody of commercial banks and includes cash received related to subscriptions received in advance. The Master Fund traded on a leverage basis of approximately two to one from January 1, 2010 through January 18, 2010. The Master Fund traded on a leverage basis of approximately two and a half to one from January 19, 2010 through September 30, 2010. In order to maintain the Series’ overall portfolio at a leverage factor of approximately one, the Series’ capital not needed at the Master Fund to maintain a leverage of one will be held in the cash account maintained by the Series as opposed to being invested into the Master Fund. The Sponsor will rebalance the amounts held as it deems necessary to keep the Series’ capital leverage factor at approximately one.

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Series’ futures and forward trading, the Series’ assets are highly liquid and are expected to remain so. Accordingly, the Series expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances. This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy. From its commencement of operations on January 1, 2010 through September 30, 2010, the Series experienced no meaningful periods of illiquidity in any of the markets in which it trades. For this period, the Series processed redemptions on a monthly basis. The B-2 Sub-Series incurred aggregate redemptions of $25,598 (25 units) for the nine months ended September 30, 2010; the B-0 Sub-Series had no redemptions for the nine months ended September 30, 2010.

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

Through the Master Fund, the Series may trade a variety of futures-related instruments, including but not limited to instruments related to bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally to be measured by the notional amount of the futures positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In OTC transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins that may be subject to loss in the event of a default are generally required in exchange trading, and counterparties may require margin or collateral in the OTC markets.

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

Due to the nature of the Series’ business, a substantial portion of the Series’ assets are represented by cash except for that  portion of the Series’ assets invested in the Master Fund, while the Series maintains its market exposure, via its investment in the Master Fund, through open futures and forward contract positions and investment in the AlphaMosaic SPC - Offshore Platform Cash Account. At September 30, 2010, the Master Fund’s investment in the AlphaMosaic SPC – Offshore Platform Cash Account was approximately 50% of the Master Fund’s net assets.

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

Results of Operations

General

The Trading Advisor manages the assets of the Series pursuant to its Diversified Managed Account Program (the “Program”). The Program employs a computer-based system to engage in the speculative trading of approximately 120 instruments including international futures, options and forwards, government securities such as bonds, as well as certain OTC instruments, which may include foreign exchange and interest rate forward contracts and swaps.

The investment objective of the Program is to achieve long-term capital appreciation through compound growth. The Trading Advisor attempts to achieve this goal by pursuing a diversified trading scheme that does not rely upon favorable conditions in any particular market, nor on market direction. The Program seeks to combine highly liquid financial instruments offering positive but low Sharpe ratios (which are designed to measure return relative to risk) and generally low correlation over the long term to other markets such as equities and fixed income. Please note, however, that there is no assurance that the Diversified Program will have a low correlation to other markets, even over the long term, and over the short term the Diversified Program may be highly correlated to other markets.

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

The B-2 Series commenced trading activities January 1, 2010 with an initial capitalization of $107,500. As of September 30, 2010, the B-2 Subseries had a capitalization of $4,167,206 based on the net asset value for all other purposes. The B-0 Subseries had an initial capitalization of $125,000. As of September 30, 2010, the B-0 Subseries had a capitalization of $3,449,930 based on the net asset value for all other purposes.

Performance Summary

Quarter ending September 30, 2010

This performance description is a brief summary of how the Series performed during the quarter ending September 30, 2010, based on the underlying performance of the Master Fund in which the Series invests, and is not necessarily an indication of how the Series will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

The B-2 and B-0 Subseries ended September 30, 2010 with year-to-date returns of 3.73% and 4.57%, respectively, based on the net asset value for all other purposes (see “Notes to Financial Statements – (3) Related Party Transactions”).

July 1, 2010 to September 30, 2010

The B-2 Subseries posted a 0.45% return for the month ending September 30, 2010, a gain of 1.63% for the three months ended September 30, 2010 and an overall gain of 3.73% for the Series from the inception of trading on January 1, 2010, through September 30, 2010 (not annualized). The B-0 Subseries posted a 0.61% return for the month ending September 30, 2010, a gain of 2.01% for the three months ended September 30, 2010 and an overall gain of 4.57% for the Series from the inception of trading on January 1, 2010 through September 30, 2010 (not annualized).

The following discussion is based on the underlying performance of the Master Fund in which the Series invests.

The Series experienced a positive return in September 2010. The B-2 Subseries posted a gain of 0.45%, while the B-0 Subseries posted a 0.61% return. Open market operations conducted by the Bank of Japan, and a statement by the U.S. Federal Reserve towards the end of month about re-initiation of quantitative easing, sparked a rally in government bonds, which partially offset an early month sell-off. Equity markets closed the month higher than they started, despite gold’s setting new record highs, which usually indicates inflationary fear among market participants. The strategy was up in precious metals and agricultural commodities; cotton futures hit 15-year highs. The Series experienced some losses in the fixed income and energy markets in September.

The B-2 Subseries posted a 4.45% gain for the month ending August 31, 2010, a 3.26% return for the year to date as of August 31, 2010 and an overall gain of 3.26% for the Series from the inception of trading on January 1, 2010 to August 31, 2010 (not annualized). The B-0 Subseries posted a 4.52% gain for the month ending August 31, 2010, a 3.94% gain for the year to date as of August 31, 2010 and an overall gain of 3.94% for the Series from the inception of trading on January 1, 2010 to August 31, 2010 (not annualized).

The following discussion is based on the underlying performance of the Master Fund in which the Series invests.

The Series experienced positive returns in August 2010. The B-2 Subseries posted a gain of 4.45%, while the B-0 Subseries posted a 4.52% return. After an optimistic July, August saw weak economic numbers, including a sharp decline in existing U.S. home sales. These figures undermined faith in the economic recovery in the United States, reversing July’s optimistic sentiment. Stocks also fell back to early July prices. After rising throughout July, the price of crude oil and the euro reversed in August. Wary investors sought shelter in fixed income markets, driving a sustained rally in government bonds. Bonds were the source of most of the strategy’s gains in August, with positive contributions from interest rates, currencies, and precious metals. The gains were offset slightly by losses in crops. The manager has increased individual stock trading. Winton has recently recruited an expert in high frequency databases, as well as experienced statistician, both of which begin in September.

The B-2 Subseries posted a 3.14% loss for the month ending July 31, 2010, a 1.14% loss for the year to date as of July 31, 2010 and an overall loss of 1.14% for the Series from the inception of trading on January 1, 2010 to July 31, 2010 (not annualized). The B-0 Subseries posted a 2.99% loss for the month ending July 31, 2010, a 0.56% loss for the year to date as of July 31, 2010 and an overall loss of 0.56% for the Series from the inception of trading on January 1, 2010 to July 31, 2010 (not annualized).

The following discussion is based on the underlying performance of the Master Fund in which the Series invests.

The Series experienced a loss in July 2010. The B-2 Subseries posted a loss of 3.14%, while the B-0 Subseries posted a 2.99% loss. After a sustained defensive environment in June, the markets saw rallies in global equities, additional recovery in the Euro and a halt in the rise of sovereign bonds in July. These factors, along with the optimistic results of the European bank stress tests, have eased some concerns over a withdrawal of economic stimulus. Short term interest rates were the source of Winton’s strongest performance, on the heels of falling U.S. LIBOR rates. The fund also experienced modest returns in bonds and emerging market currencies, and small gains in meats, softs and natural gas. Overall, currencies were the worst performing sector, with the majority of losses coming from the EUR/USD. The fund also experienced losses in grains, metals, equity indices and petroleum.

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

April 1, 2010 to June 30, 2010

The B-2 Subseries posted a 0.98% return for the month ending June 30, 2010, a gain of 0.77% for the three months ended June 30, 2010 and an overall gain of 2.07% for the Series from the inception of trading on January 1, 2010 through September 30, 2010 (not annualized). The B-0 Subseries posted a 1.12% return for the month ending June 30, 2010, a gain of 0.84% for the three months ended June 30, 2010 and an overall gain of 2.51% for the Series from the inception of trading on January 1, 2010 through September 30, 2010 (not annualized).

The following discussion is based on the underlying performance of the Master Fund in which the Series invests.

The Series experienced a positive return in June 2010. The B-2 Subseries posted a gain of 0.98%, while the B-0 Subseries posted a 1.12% return. The markets have had generally mixed reactions to the recent austerity measures announced by several European countries aimed at reducing deficits. The Euro was relatively unaffected, while Greek, Portuguese and Spanish bonds have continued to rise in response to continued skepticism about their long term viability. At the same time, bond yields in larger countries fell, reflecting uncertainty about current policies. Fixed income markets were the source of the Trading Advisor’s strongest returns, with U.S. bonds continuing to rise. The Series also experienced modest returns in precious metals and interest rates, with its performance in crops, livestock and cash equities virtually flat. Energies were the worst performing sector due to the Trading Advisor’s short positions suffering after a rally in crude oil. The Series experienced small losses in base metals, equity indices and currencies.

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

The Series experienced positive returns in April 2010. The continued climb of U.S. stock indices helped the Series post gains for March, while their European counterparts struggled amid increasing concerns over Greek sovereign debt. Currencies were the most profitable sector for the Series with the Euro weakening against the dollar and falling towards $1.32. The second best performing sector was precious metals as gold prices swung back up toward record highs, and the Series posted small gains in silver, palladium, and platinum as well. The Series posted gains in both short- and long-term interest rates. The natural gas market hovered around the $4 mark, ultimately up slightly for the month, while crude oil prices gained to close well above the $80 per barrel mark for the second month in a row. Overall, the Series posted gains in the energy sector. The Series posted losses in agricultural commodities, with gains in livestock unable to offset overall losses in softs and grains.

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

January 1, 2010 to March 31, 2010

The B-2 Subseries posted a 3.55% return for the month ending March 31, 2010, a gain of 1.28% for the three months ended March 31, 2010 and an overall gain of 1.28% for the Series from the inception of trading on January 1, 2010 through March 31, 2010 (not annualized). The B-0 Subseries posted a 3.57% return for the month ending March 31, 2010, a gain of 1.65% for the three months ended March 31, 2010 and an overall gain of 1.65% for the Series from the inception of trading on January 1, 2010 through March 31, 2010 (not annualized).

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

The Series experienced positive returns in February 2010. The Euro continued to fall against the USD, continuing its downward trend on the heels of the current fiscal predicament facing Greece. Mixed messages came out of Germany and other strong EU economies concerning a bailout. Currencies were the most profitable sector for the Series in February. The Series posted modest gains in the interest rate sector, with most U.S. and European bond markets lacking clear trends. Wheat, corn and soybean prices rallied while coffee and sugar prices sold off. Natural gas prices declined in February, while crude oil prices gained. Metals were the second best performing sector for the strategy in February, with prices of gold and copper rallying. Overall, the Series experienced some losses trading agricultural commodities.

The B-2 Subseries posted a 3.58% loss for the month of January 2010 and an overall loss of 3.58% for the Series from the inception of trading on January 1, 2010 to January 31, 2010 (not annualized). The B-0 Subseries posted a 3.36% loss for the month of January 2010 and an overall loss of 3.36% for the Series from the inception of trading on January 1, 2010 to January 31, 2010 (not annualized).

The Series experienced some difficulty in January 2010. The B-2 Subseries posted a loss of 3.58%, while the B-0 Subseries posted a 3.36% loss. Sudden trend reversals in some of the markets in the portfolio’s investment domain, especially global equity markets, proved adverse for the strategy. The Obama Administration’s announcement of its intention to reduce speculative activities by banks started the sharp sell-off in equity markets; most global equity indices declined in January. The Series’ loss in equities was partially offset by gains posted in the interest rate sector, especially short-term rate trading in Europe and North America. Interest rate trades were the most profitable for the Series in January. In the commodity market, the strengthening USD and poor economic growth outlooks resulted in commodity market sell-off. Energy markets declined in January; the Series experienced losses trading them. Copper started the year trading near its price highs and sold off toward month-end. Agricultural commodities generally declined for January, with sugar as an exception. Sugar traded near its highs and the Series was well-positioned to capture the positive upward trends.

Variables Affecting Performance

The principal variables that determine the net performance of the Series are gross profitability from the Series’ trading activity through its investment in the Master Fund and interest income.

The Series’ assets that are invested in the Master Fund are maintained at the Clearing Broker or the AlphaMosaic SPC - Offshore Platform Cash Account. On assets held in USD, the Clearing Broker credits the Master Fund with interest at approximately 95% of the short-term U.S. Treasury bill rates; the remaining 5% is retained by the Clearing Broker. In the case of non-USD instruments, the Clearing Broker lends to all required non-USD currencies at a local short-term interest rate plus a spread. On assets held at the Offshore Platform Cash Account, the Offshore Platform Cash Account will credit the Master Fund an amount equal to 90% of the 3-month Treasury Bill rate after transaction costs as long as such rate is earned by the Offshore Platform Cash Account. If the return on the Offshore Platform Cash Account is less than 90% of the 3-month Treasury Bill rate, the Master Fund will receive its share of all interest actually earned by the Offshore Platform Cash Account.

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

Item 4:  Controls and Procedures

The Sponsor, with the participation of the Sponsor’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Platform and the Series as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

The Sponsor is not aware of any pending legal proceedings to which either the Series is a party or to which any of its assets are subject.

Item 1A:  Risk Factors

There are no material changes to the risk factors previously disclosed in the Platform’s Form 10, as amended, filed on December 31, 2009.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not applicable; previously filed on Forms 8-K

(b)           Not applicable.

(c)
Pursuant to the Platform’s Limited Liability Company Agreement and the Series’ Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit for all other purposes (i.e. including the amortization of estimated organizational and initial offering costs). The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following tables summarize the redemptions by Members during the third quarter of 2010:

Consolidated

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for
		All Other Purposes

July 31, 2010	-	990.942
August 31, 2010	-	1,035.591
September 30, 2010	-	1,041.059

Total	-

B-0

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for
		All Other Purposes

July 31, 2010	-	994.440
August 31, 2010	-	1,039.361
September 30, 2010	-	1,045.693

Total	-

B-2

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for
		All Other Purposes

July 31, 2010	-	988.617
August 31, 2010	-	1,032.589
September 30, 2010	-	1,037.254

Total	-

Item 3:  Defaults Upon Senior Securities

(a)           None.
(b)           None.

Item 4:  Submission of Matters to a Vote of Security Holders

None.

Item 5:  Other Information

(a)           None.
(b)           Not applicable.

Item 6: Exhibits

The following exhibits are included herewith.

Exhibit Number	Description of Document
1.1*	Selling Agreement.
3.1*	Certificate of Formation of AlphaMetrix Managed Futures III LLC.
4.1*	Limited Liability Company Operating Agreement of AlphaMetrix Managed Futures III LLC.
4.2*	Separate Series Agreement for the Series.
10.1*	Trading Management Agreement.
10.2*	Assignment of Trading Management Agreement
10.3*	Amendment of Trading Management Agreement
10.4	Administrative Services Agreement
21.1*	List of Subsidiaries.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Financial Statements of Master Fund (unaudited) for the six months ended September 30, 2010

* Incorporated by reference to the Series’ Form 10 filed on December 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of AlphaMetrix Managed Futures III LLC on behalf of itself and its series, AlphaMetrix WC Diversified Series, by the undersigned thereunto duly authorized.

Dated: November 15, 2010

ALPHAMETRIX MANAGED FUTURES III LLC

By:  AlphaMetrix, LLC.
Sponsor

By: /s/ Aleks Kins
Name:  Aleks Kins
Title:  President and Chief Executive Officer