Form 10-K
period 2010-12-31
AlphaMetrix Managed Futures III LLC (AlphaMetrix WC Diversified Series)
filed 2011-03-31
CIK 1473675

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number: 000-52192

ALPHAMETRIX MANAGED FUTURES III LLC
(Exact name of registrant as specified in its charter)

Delaware	27-1248567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o ALPHAMETRIX, LLC
181 West Madison
34th Floor
Chicago, Illinois 60602
(Address of principal executive offices)

 (312)267-8400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Units of Limited Liability Company Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐ No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                      Accelerated filer  ☐
Non-accelerated filer    ☐                                           (Do not check if a smaller reporting company)                                                                 Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐ No  ☒

The units of limited liability company interest of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of December 31, 2010, units of limited liability company interest of the registrant with an aggregate net asset value of $16,190,203 were outstanding and held by non-affiliates; units of limited liability company interest of the registrant with an aggregate net asset value of $10,626 were outstanding and held by AlphaMetrix, LLC, the sponsor of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The Financial Statements and Report of Independent Registered Public Accounting Firm for the registrant’s master fund for the period ended December 31, 2010 is incorporated by reference and filed as Exhibit 99.1 herewith.

ii

ALPHAMETRIX FUTURES III LLC

ANNUAL REPORT FOR 2010 ON FORM 10-K

iii

PART I

Item 1:  Business

(a)	General Development of Business

AlphaMetrix Managed Futures III LLC (the “Platform” or “Fund”) is sponsored by AlphaMetrix, LLC (the “Sponsor” or “AlphaMetrix”). The Platform was formed on September 10, 2009 as a Delaware series limited liability company pursuant to the Delaware Limited Liability Company Act. AlphaMetrix Managed Futures III LLC (AlphaMetrix WC Diversified Series) (the “Series” or “WC Diversified Series”) is the only “segregated series” of the Platform and was created pursuant to a separate series agreement dated October 29, 2009. Since the Series is the Platform’s only segregated series, references to the Series also include the Platform unless otherwise noted.  The Series invests a portion of its assets in AlphaMetrix WC Diversified Fund – MT0041 (the “Master Fund”) which is advised by Winton Capital Management Ltd. (the “Trading Advisor”). The Master Fund generally engages in the speculative trading of bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives such as futures, options on futures and forward currency contracts. Newedge USA, LLC and J.P. Morgan Futures Inc. are the Master Fund’s futures clearing brokers (the “Clearing Brokers”) and Newedge Alternative Strategies Inc. is the foreign exchange clearing broker of the Master Fund, although the Master Fund may execute foreign exchange trades through other foreign exchange clearing brokers at any time. The Sponsor, over time, intends to offer investors a selection of different trading advisors, each managing a different segregated series of the Platform. There can be no assurance, however, that any series other than the Series will be offered or that the Series will continue to be offered. The Series issued units and commenced trading on January 1, 2010. The Series filed a Form 10, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (“SEC”) to register the units of limited liability company interest (“Units”), and such registration became effective March 1, 2010.

The Series issues two sub-series (each a “Sub-Series”), B-0 and B-2. These sub-series are subject to different fees as described in the Confidential Disclosure Document (the “Disclosure Document”). The financial statements presented herein include the combined results of both sub-series. On January 1, 2010, the Series issued 10.00 Units of the B-2 sub-series to the Sponsor for $10,000. The Sponsor serves as the Series’ tax matters partner.

The Sponsor was formed in May 2005, and its main office is located in Chicago, Illinois. The Sponsor is registered with the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and commodity trading advisor, with the SEC as a Registered Investment Advisor (“RIA”) and registered transfer agent (“RTA”), and is a member of the National Futures Association (“NFA”).

At the sole discretion of the Sponsor, the Series may terminate for any reason (for the avoidance of doubt, the Sponsor shall be entitled, without any violation of any contractual or fiduciary obligation to any investor in the Series (a “Member”), to dissolve the Series at any time).

(b)	Financial Information about Segments

The Series’ business constitutes only one segment for financial reporting purposes, i.e. a speculative “commodity pool.”  The Series does not engage in sales of goods or services. Financial information regarding the Series’ business is set forth in Item 6 “Selected Financial Data” and in the Series’ Financial Statements filed as Exhibit 99.2 herewith.

(c)	Narrative Description of Business

General

The Series invests a portion of its assets in the Master Fund.  The Trading Advisor manages the assets of the Master Fund pursuant to its Diversified Program (the “Program”). The Program is systematically trading over numerous futures markets including grains, metals, softs, energies, meats, and financials. Trend-following in nature, the

Trading Advisor’s system uses technical analysis to identify market trends. The strategy consists of a multiple of systems – four long-term models and one short-term model.

The Program employs a computer-based system to engage in the speculative trading of approximately 120 instruments including international futures, options and forwards, government securities such as bonds, as well as certain over-the-counter (“OTC”) instruments, which may include foreign exchange and interest rate forward contracts and swaps.

The Program seeks to combine highly liquid financial instruments offering positive but low Sharpe ratios (which is designed to measure return relative to risk) and generally low correlation over the long term to other markets such as equities and fixed income.

The Master Fund’s account traded pursuant to the Program may experience returns that differ from other Trading Advisor accounts traded pursuant to the same Program due to, among other factors: (a) regulatory constraints on the ability of the Series to have exposure to certain contracts; (b) the Sponsor’s selection of the Clearing Brokers, which affects access to markets; (c) the effect of intra-month adjustments to the trading level of the account; (d) the manner in which the account’s cash reserves are invested; (e) the size of the Series’ account; (f) the Series’ functional currency, the U.S. dollar; (g) the particular futures contracts traded by the Series’ account: (h) the leverage implemented; and (i) the interest rate earned on invested cash. Additionally, certain markets may not be liquid enough to be traded for the Series’ account.

The investment approach that underpins the Program is proprietary. The Trading Advisor’s investment philosophy has remained consistent and involves a scientific approach to investment driven by the Trading Advisor’s belief that market behavior is not random but rather contains statistically measurable and predictable price movements and anomalies which, through sophisticated quantitative research and a disciplined approach, can be successfully identified and exploited for profit.

Allocation Methodology

Allocations to the strategy, markets and asset classes traded by the Program are reviewed on a regular basis using a robust and stable quantitative methodology which takes into account a range of factors that may include liquidity, risk and expected returns. The Program, subject to applicable investment policies, does not have any inherent preference for, or bias towards, any market, asset class or instrument but rather aims to maximize returns within liquidity constraints, such as speculative position limits or market disruptions.

Market Access and Trading Costs

The Trading Advisor appreciates the importance of executing trades in a cost efficient manner and the significance of market impact and trading costs on the Series’ performance. The Trading Advisor takes into account the liquidity of the markets in which it executes trades so as to endeavor to provide optimal market execution results (including executing electronically wherever beneficial).

Risk Management

A fundamental principle of the Trading Advisor’s investment approach is the importance of a robust risk management framework. The Trading Advisor employs a value-at-risk methodology and other risk management procedures to monitor the risk of the Program within pre-defined guidelines. Additionally, the Trading Advisor has developed mechanisms to control risk at both an individual market and portfolio level. In order to monitor and respond to changes in the trading conditions in a market at all times, the Trading Advisor believes a high level of transparency is required. This transparency is achieved by generally investing in liquid instruments with real time pricing, although this may not be possible in all markets or for all instruments.

The Master Fund engages in the speculative trading of U.S. and foreign futures contracts and forward currency contracts (collectively “derivatives”). These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy. The Master Fund and the Series, via its investment in the Master Fund, are exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk with the Clearing Brokers, the risk of failure by another party to perform according to the terms of a contract. Market risk is the potential for changes in the value of derivatives due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity and security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The market risk of the Master Fund is managed by the Trading Advisor according to its trading program. Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded.

The purchase and sale of futures contracts are executed on an exchange and requires margin deposits with a Futures Commission Merchant (“FCM”). Additional deposits may be necessary for any loss on contract value. The U.S. Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property, such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The Clearing Brokers are FCM’s.

Due to forward currency contracts being traded in unregulated markets between principals, the Master Fund and the Series, via its investment in the Master Fund, also assume a credit risk and the risk of loss from counterparty non-performance with respect to its currency trading. Funds and property deposited as margin in connection with the transactions is not required to be, and typically is not, segregated.  Accordingly, the Master Fund and the Series, via its investment in the Master Fund, is exposed to the creditworthiness of the Clearing Brokers on these trades facilitated by the Clearing Brokers. In the event of either Clearing Broker’s bankruptcy, the Master Fund and the Series could lose all or substantially all assets not located in segregated funds. The Series exposure to credit risk is limited to its investment in the Master Fund.

To evaluate and monitor counterparty risk of the Clearing Brokers or any trading counterparty, the AlphaMetrix Risk Department initially evaluates their credit ratings from the major agencies: Moody’s, Standard & Poor’s and Fitch Ratings. Credit ratings and outlooks are monitored daily for downgrades and an investigation is initiated upon any adverse change. Further, any large decline in the daily stock price also triggers an investigation. Lastly, quarterly reports on earnings and future outlooks from counterparties are reviewed and analyzed by the AlphaMetrix Risk Department for unfavorable results.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Master Fund is exposed to market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

The Series, via its investment in the Master Fund, is designed to take on market risk on a systematic basis across a broad portfolio of liquid markets and to monitor and minimize exposure to all other risks, such as credit and liquidity risks. The trading systems used by the Trading Advisor include various proprietary systems that are designed to control the risk taken at the individual position level as well as at the overall portfolio level. The Trading Advisor monitors and controls market risk within limits at both sector and portfolio levels.

Net trading results arising from the Master Fund’s speculative trading of derivatives for the year ended December 31, 2010 are reflected in the Master Fund’s Statements of Operations and equals net realized and unrealized gain/(loss) on investments and foreign currency less the trading costs.

The Members bear the risk of loss only to the extent of the fair value of their respective investment in the Series.

Research Commitment and Program Development

The Trading Advisor retains the right to develop and make changes to the Program at its sole discretion, including (without limitation) the incorporation of new markets, instruments, strategies and asset classes into the Program. The Master Fund will be notified of such changes only if they amount to material changes to the investment objective or investment policy of the Program.

The Program is proprietary and highly confidential to the Trading Advisor. Accordingly, the description of the Program as contained herein is general only and is not intended to be exhaustive or absolute.

Custody of Assets

The Series invests a portion of its assets in the Master Fund, approximately 31% at December 31, 2010.  A substantial amount of the Master Fund’s assets are held either with AlphaMosaic SPC – Offshore Platform Cash Account (“OPCA”), a related party, or in customer accounts at the Clearing Brokers, although they may be held at other affiliates of the Clearing Broker or other third-party clearing brokers selected by the Sponsor. For a discussion on the OPCA, refer to Note 4 to the Master Fund’s financial statements, attached as Exhibit 99.1.

Only assets held to margin CFTC-regulated futures contracts may be held in CFTC-regulated “segregated funds” accounts. “Segregated funds” accounts are insulated from liability for any claims against a broker other than those of other customers. As of December 31, 2010, 34.58% of the net assets of the Master Fund were held in segregated funds. Some of the Series’ capital is not held in segregation, but rather in custody or other client accounts maintained by affiliates of the Clearing Brokers. Subject to any applicable regulatory restrictions, these affiliates may make use of such capital, which is treated as a liability or deposit owed by such affiliates to the Series. However, if such an affiliate were to incur financial difficulties, the Series’ assets could be lost (the Series becoming only a general creditor of such affiliate) and, even if not lost, could be unavailable to the Series for an extended period.

The Sponsor considers the Clearing Brokers’ policies regarding the safekeeping of the Series’ assets to be fully consistent with industry practices.

Interest Income/Expense

Interest income and expense is recognized on an accrual basis. Interest income or expense may include (1) the Master Fund’s interest income/expense from its broker or interest income from the Master Fund’s investment in the OPCA, and allocated by the Master Fund to the Series or (2) interest income from the Series’ bank account.

Interest

The Series generally earns interest on its cash at bank and on the proportionate share of the cash actually held by the Master Fund, (the “Cash Assets”). The Master Fund does not earn interest income on the Master Fund’s gains or losses on open forward, commodity option and certain non-U.S. futures positions because such gains and losses are not collected or paid until such positions are closed out. Interest is earned only on funds actually held in the Master Fund’s account. The Master Fund also earns interest from its investment in the OPCA.

The Master Fund will receive interest income on the cash held on deposit as margin with each Clearing Broker as of the end of each month currently at a rate equal to a certain percentage of U.S. Treasury bill rates; with the remaining portion retained by the relevant Clearing Broker.  In the case of trading non-U.S. futures, the Clearing Brokers lend to the Master Fund any non-U.S. currency it requires, charging interest at a local short-term rate.  The Clearing Brokers will receive and/or retain certain interest and other economic benefits from possession of the Master Fund’s assets.

The Clearing Brokers, in the course of acting as commodity brokers for the Master Fund, lend certain currencies to, and holds certain non-U.S. currency balances. If, for example, the Master Fund needed to make a margin deposit in Swiss Francs, the Clearing Brokers would lend the Master Fund the Swiss Francs, charging a local short-term rate.

Each Clearing Broker follows its standard procedures for crediting and charging interest to the Master Fund. A Clearing Broker is able to generate significant economic benefit from doing so, especially as the Clearing Broker is able to meet the margin requirements imposed on its customers as a group, whereas each customer must margin its account on a stand-alone basis with the Clearing Broker. Consequently, the Clearing Broker may record a loan of Swiss Francs (in the above example) to the Master Fund’s account which the Clearing Broker charges interest even though the Clearing Broker itself does not have to deposit any Swiss Francs at the applicable clearinghouse.

Description of Current Expenses

The Trading Advisor is entitled to a management fee which is calculated and paid at the Series level. The management fee is based on the net asset value of each Sub-Series. For purposes of calculating the management fee payable to the Trading Advisor, the net asset value of each Sub-Series is determined before reduction for any management fees, performance fees, service provider fees, Sponsor’s fees, ongoing sales commissions or extraordinary fees accrued, including performance fees accrued in  a prior month, and before giving effect to any capital contributions made as of the beginning of the month immediately following such month-end and before any distributions or redemptions accrued during or as of such month-end, but after all other expenses as of such month-end.

The B-2 and B-0 Units are subject to a management fee (the “Management Fee”) of 2.25%. Certain affiliates of the selling agent will receive a portion of the management fee from the Sponsor for services rendered, pursuant to a letter agreement between them. The Sponsor, in consultation with the Trading Advisor, may waive, rebate or reduce the management fee for certain members without entitling any other member to any such waiver, rebate or reduction.

The Trading Advisor also will receive a performance fee (the “Performance Fee”) equal to 20% of the Series’ pro rata share of the Master Fund’s new net trading profits for each quarter. New net trading profits during each quarter refers to the excess, if any, of the cumulative level of net trading profits attributable to the Series at the end of such quarter over the highest level of cumulative net trading profits as of the end of any preceding quarter (the “High Water Mark”). Performance fees do not, while losses do, reduce cumulative net trading profits. New net trading profits do not include interest income. To the extent that any redemptions are made from the Series, the High Water Mark is proportionately reduced and a proportionate performance fee paid (if accrued).

The Sponsor pays the Trading Advisor’s management and performance fees out of the management fees and performance fees that the Series pays to the Sponsor.

The Sponsor receives a monthly sponsor fee (the “Sponsor Fee”) of 0.042 of 1% (a 0.50% annual rate) of the Series’ month-end net asset value for all other purposes which takes into account the interest income of each Member’s investment in the Series for such month.

The Sponsor receives a monthly Service Provider Fee equal to 0.025 of 1% (equivalent to an annual rate of approximately 0.30%) of the month-end Net Asset Value of the Series, including interest income, after deducting the Management Fee and accrued Performance Fee, if any, but before deducting the Sales Commission, Service Provider Fee and Sponsor’s Fee for such month. Operating costs paid for by the Sponsor out of the Service Provider Fee generally include: expenses and costs associated with periodic filing requirements under the Exchange Act; ongoing offering expenses; administrative, transfer, exchange and redemption processing costs; legal, regulatory, reporting, filing, tax, audit, escrow and accounting; the fees of the Master Fund’s directors; and any other operating or administrative expenses related to accounting, research, due diligence or reporting. The Service Provider Fee is charged at the Series level and titled Operating Expenses on the Statement of Financial Condition and Statement of Operations.

Operating expenses not covered by the Service Provider Fee and paid for by the Series (including those allocated to the Series by the Master Fund) generally include: execution and clearing brokerage commissions; forward and other over-the-counter trading spreads; bank wire fees; insurance; and extraordinary expenses such as litigation and indemnification.

Spectrum Global Fund Administration, LLC (the “Administrator”) receives a monthly fee as to be determined by the Sponsor and the Administrator, of up to 0.0142% (a 0.17% annual rate) of each Series’ net asset value for all other purposes as of the beginning of each month (a 0.10% annual rate), subject to a monthly minimum of $3,300, provided that if the assets of all pools for which the Sponsor acts as sponsor, measured at the feeder fund level only, exceed $1.5 billion, the administration fee on assets above $1.5 billion but below $2.5 billion will be 0.01% (a 0.12% annual rate), and provided further that if the assets of all pools for which the Sponsor acts as sponsor, measured at the feeder fund level only, exceed $2.5 billion, the administration fee on assets above $2.5 billion will be 0.0083% (a 0.10% annual rate).

Spectrum Global Fund Administration, LLC served as Administrator for the Series through December 9, 2010. AlphaMetrix360 (“AlphaMetrix360”) served as the administrator subsequent to December 9, 2010. The Administrator is responsible for certain clerical and administrative functions of the Series, including acting as registrar and transfer agent, calculation of NAV based on valuations provided by the Trading Advisors and the Sponsor (although the Sponsor is ultimately responsible for determining the Net Asset Value the Series).

AlphaMetrix360, LLC, an affiliate of the Sponsor, acquired the assets of Spectrum US as of December 9, 2010. The Sponsor has hired AlphaMetrix360 to provide administration services for the Platform and Series.

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

The Master Fund’s brokerage commissions are paid upon completion or liquidation of one-half of a trade and are referred to as “per side” commissions, which cover either the initial purchase (or sale) or the subsequent offsetting sale (or purchase) of a single commodity futures contract. The principal operating costs of the Master Fund are the per side brokerage commissions paid to the Clearing Brokers (a portion of which is paid to the Master Fund’s executing brokers, which may or may not include the Clearing Brokers, as commissions for their execution services) and the currency forward contract (“F/X”) dealer spreads paid to the Clearing Brokers and others. The “per side” commissions for U.S. markets paid by the Master Fund are approximately $2 per side plus fees (except in the case of certain non-U.S. contracts on which the rates may be as high as $50 per side plus fees due, in part, to the large size of the contracts traded).

Many of the Master Fund’s currency trades are executed in the spot and forward non-U.S. exchange markets (the “F/X Markets”) in which there are no direct execution costs. Instead, the banks and dealers in the F/X Markets, including the Clearing Brokers, take a “spread” between the prices at which they are prepared to buy and sell a particular currency, and such spreads are built into the pricing of the spot or forward contracts with the Master Fund. In general, the Sponsor estimates that aggregate brokerage commission charges (including F/X spreads) will not exceed 1.5%, and should range between approximately 0.25% and 1.5% per annum of the Series’ average month-end assets (meaning the average month-end net asset value for all other purposes for the then-current fiscal year).

The following table summarizes the expenses incurred by the Series for the year ended December 31, 2010:

	2010
Expenses	Dollar Amount	% of Average Month-End Net Asset Value for Financial Reporting

Performance fees	$202,051	3.42%
Management fees	135,647	2.30
Sales Commissions	68,786	1.17
Trading costs	3,986	0.07
Sponsor's fees	26,697	0.45
Other expenses	140,173	2.38
Allocated cash manager
and sponsor fee	5,985	0.10
Total	$583,325	9.89%

In the above table, the service provider fees are included in other expenses.

The Series’ average month-end net asset value for financial reporting during 2010 equaled $5,899,003.

During 2010 the Series had $0 in net interest expense or approximately (0.00)% of the Series’ average month-end net asset value for financial reporting.

Regulation

The Sponsor and the Trading Advisor are registered with the CFTC as commodity pool operators and commodity trading advisors (“CTAs”) and are members of the National Futures Association (“NFA”) in such capacities. The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the Sponsor or of the Trading Advisor as a commodity pool operator or a commodity trading advisor were terminated or suspended, the Sponsor or Trading Advisor, as applicable, would be unable to continue to manage the business of the Series or the trading of its assets. Should the Sponsor’s or Trading Advisor’s registration be suspended, termination of the Series might result. In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short positions that any person may hold or control in particular commodities. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. Forward currency contracts are not subject to regulation by any U.S. government agency.

Other than in respect of the registration requirements pertaining to the Series’ securities under Section 12(g) of the Exchange Act, the Platform and the Series are generally not subject to regulation by the Securities and Exchange Commission. The Trading Advisor is also regulated by the Financial Service Authority of the United Kingdom. The Fund has no employees.

(d)	Financial Information About Geographic Areas

Neither the Master Fund nor the Series engage in material operations in foreign countries, nor is a material portion of the Series’ revenue derived from customers in foreign countries. The Master Fund will trade on a number of U.S. and non-U.S. commodities exchanges. The Master Fund will not engage in the sales of goods or services.

Item 1A:  Risk Factors

Not applicable

Not applicable

Item 1B:  Unresolved Staff Comments

Not applicable

Item 2:  Properties

The Master Fund and the Series do not own or use any physical properties in the conduct of business.

The Master Fund and the Series’ administrative office is the administrative office of the Sponsor (181 West Madison, 34th Floor, Chicago, IL  60602). The Sponsor performs administrative services for the Series from the Sponsor’s offices.

Item 3:  Legal Proceedings

The Sponsor is not aware of any pending legal proceedings to which either the Master Fund or the Series is a party or to which any of its assets are subject.

Item 4:  (Removed and Reserved)

None.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

There is no trading market for the Units, and none is likely to develop. Units may be redeemed at the net asset value per Unit for all other purposes as of the end of any calendar month. Redemption requests must be submitted on or prior to the 15th day of the calendar month (or the following business day) in which such Units are to be redeemed.

(b)	Holders

As of December 31, 2010, there were 252 holders of Units, including the Sponsor.

(c)	Dividends

No distributions or dividends have been made on the Units, and the Sponsor has no present intentions to make any.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

Not applicable

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Series did not sell any unregistered securities since it commenced operations on January 1, 2010 that have not previously been included in the Series’ Quarterly Reports on Form 10-Q or in a Current Report on Form 8-K.

(g)	Issuer Purchases of Equity Securities

Pursuant to the Platform’s Limited Liability Company Agreement and the Series’ Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit for all other purposes, i.e. reflecting the amortization of organizational and initial offering costs. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the redemptions by Members during the fourth quarter of 2010:

B-0

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes
October 31, 2010	0.00	$1,068.551
November 30, 2010	0.00	$1,044.818
December 31, 2010	0.00	$1,082.475
Total	0.00

B-2

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes
October 31, 2010	0.00	$1,058.262
November 30, 2010	0.00	$1,031.799
December 31, 2010	0.00	$1,068.441
Total	0.00

Item 6:  Selected Financial Data

The following selected data has been derived from the audited Financial Statements of the Series.

ALPHAMETRIX MANAGED FUTURES III LLC
Statements of Financial Condition

December 31, 2010

	AlphaMetrix Managed Futures III LLC (WC Diversified Series)	AlphaMetrix Managed Futures III LLC
ASSETS
Investment in master fund, at AlphaMetrix WC Diversified Fund - MT0041	$6,590,406	$6,590,406
Cash at bank	14,404,275	14,404,275
Prepaid assets	99,297	99,297

TOTAL ASSETS	$21,093,978	$21,093,978

LIABILITIES

SUBSCRIPTIONS RECEIVED IN ADVANCE	$4,723,040	$4,723,040

PAYABLES:
Accrued sponsor’s fee	5,299	5,299
Accrued management fee	30,878	30,878
Accrued performance fee	129,469	129,469
Accrued operating costs	4,463	4,463

Total liabilities	4,893,149	4,893,149

MEMBERS' CAPITAL
B0 Members (7,030.08 units outstanding at December 31, 2010,
unlimited units authorized)	7,562,143	7,562,143
B2 Members (8,120 units outstanding at December 31, 2010,
unlimited units authorized)	8,628,060	8,628,060
Sponsor (10 units outstanding at December 31, 2010,
unlimited units authorized)	10,626	10,626
Total Members’ Capital	16,200,829	16,200,829

TOTAL LIABILITIES AND MEMBERS' CAPITAL	$21,093,978	$21,093,978

See notes to financial statements and financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibits 99.1 and 99.2.

ALPHAMETRIX MANAGED FUTURES III LLC
Statements of Operations

2010

	AlphaMetrix Managed Futures III LLC (WC Diversified Series)	AlphaMetrix Managed Futures III LLC

NET INVESTMENT LOSS ALLOCATED
FROM ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Interest income	$8,997	$8,997
Trading costs	(3,986)	(3,986)
Cash manager and sponsor fees	(5,985)	(5,985)

Net investment loss allocated
from AlphaMetrix WC Diversified Fund - MT0041	(974)	(974)

FUND NET INVESTMENT LOSS:
Interest income	6,370	6,370
Sales commissions (Placement fees)	(68,786)	(68,786)
Operating expenses	(20,811)	(20,811)
Management fees	(135,647)	(135,647)
Organizational costs	(119,362)	(119,362)
Performance fees	(202,051)	(202,051)
Sponsor fees	(26,697)	(26,697)

Net investment loss	(566,984)	(566,984)

Total net investment loss	(567,958)	(567,958)

REALIZED AND UNREALIZED GAIN (LOSS)
ALLOCATED FROM ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Net realized gain/(loss)	949,451	949,451
Net increase/(decrease) in unrealized appreciation/
(depreciation)	195,511	195,511

Total realized and unrealized gain (loss)
allocated from AlphaMetrix WC Diversified Fund - MT0041	1,144,962	1,144,962

Net increase in net assets resulting from operations	$577,004	$577,004

Weighted average number of WC Diversified Series units outstanding	5,757	5,757

Net income/(loss) per weighted average unit	$100.23	$100.23

See notes to financial statements and financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibits 99.1 and 99.2.

ALPHAMETRIX MANAGED FUTURES III LLC
Statements of Changes in Members’ Capital
For the year ended December 31, 2010

	AlphaMetrix Managed Futures III LLC (WC Diversified Series)
	B-0 Members		B-2 Members		Sponsor (B-2)		Total		AlphaMetrix Managed Futures III LLC
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2010	$-	-	$-	-	$-	-	$-	-	$-	-
Members’ subscriptions	7,262,571	7,030.08	8,376,852	8,145.00	10,000	10.00	15,649,423	15,185.08	15,649,423	15,185.08
Members’ redemptions	-	-	(25,598)	(25.00)	-	-	(25,598)	(25.00)	(25,598)	(25.00)
Net investment loss	(226,927)	-	(340,014)	-	(1,017)	-	(567,958)	-	(567,958)	-
Total realized and unrealized gain/(loss) allocated
from AlphaMetrix WC Diversified Fund - MT0041	526,499	-	616,820	-	1,643	-	1,144,962	-	1,144,962	-
Members’ capital at December 31, 2010	$7,562,143	7,030.08	$8,628,060	8,120.00	$10,626	10.00	$16,200,829	15,160.08	$16,200,829	15,160.08

Net asset value per unit at January 1, 2010	$1,000.000		$1,000.000		$1,000.000
Change in net asset value per unit	75.684		62.568		62.568
Net asset value per unit at December 31, 2010	$1,075.684		$1,062.568		$1,062.568

See notes to financial statements and financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibits 99.1 and 99.2.

The Series will bear all expenses incurred in connection with the organizational and initial offering of the Units at the Series level. For financial reporting purposes in conformity with U.S. generally accepted accounting principles (“GAAP”), the Series expensed the organizational costs of $119,362 (“net asset value for financial reporting” or the “net asset value per Unit for financial reporting”). For all other purposes, including determining the net asset value per Unit for subscription and redemption purposes, the Series amortizes organizational and initial offering costs over a 60 month period (“net asset value for all other purposes” or the “net asset value per Unit for all other purposes”).

B-0

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				1,000.000	1,000.000
March 31, 2010	204,747	170,129	201.42	1,016.543	844.668
June 30, 2010	1,552,311	1,498,597	1,514.35	1,025.067	989.597
September 30, 2010	3,449,930	3,399,202	3,299.18	1,045.693	1,030.317
December 31, 2010	7,609,887	7,562,143	7,030.08	1,082.475	1,075.684

Total return after performance fee, from the commencement of operations through the period ended December 31, 2010				8.25%	7.57%

* Commencement of operations of the Series was January 1, 2010.

B-2

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				1,000.000	1,000.000
March 31, 2010	711,568	676,948	702.56	1,012.822	963.546
June 30, 2010	3,545,196	3,491,484	3,473.46	1,020.653	1,005.189
September 30, 2010	4,167,206	4,116,477	4,017.54	1,037.254	1,024.627
December 31, 2010	8,686,430	8,638,686	8,130.00	1,068.441	1,062.568

Total return after performance fee, from the commencement of operations through the period ended December 31, 2010				6.84%	6.26%

* Commencement of operations of the Series was January 1, 2010.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to Item 6 “Selected Financial Data” and Item 8 “Financial Statements and Supplementary Data.”  The information contained therein is essential to, and should be read in conjunction with, the following analysis.

All figures and performance returns noted in this Item 7 are based on the net asset value and/or the net asset value per Unit for all other purposes, which complies with U.S. GAAP, except with respect to organizational and initial offering costs (which are being amortized over 60 months) as described in Item 6 “Selected Financial Data.”  All figures and performance returns communicated to Members are based on the net asset value and/or the net asset value per Unit for all other purposes.

Operational Overview

This performance summary describes the manner in which the Series has performed in the past and is not an indication of future performance. While certain market movements are attributable to various market factors, such factors may or may not have caused such movements but they may have simply occurred at or about the same time.

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

Liquidity

The Series invests a portion of its assets in the Master Fund. Virtually all of the Master Fund’s capital is held in cash, cash equivalents, or the OPCA and may be used to margin the Master Fund’s futures and forward currency positions and is withdrawn, as necessary, to pay redemptions and expenses. The Master Fund does not maintain any sources of financing other than that made available by the Clearing Brokers to fund foreign currency settlements for those instruments transacted and settled in foreign currencies. The Master Fund pays prevailing market rates for such borrowings.

A portion of the assets maintained at the Master Fund’s Clearing Brokers are restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Brokers as of December 31, 2010 was restricted cash for margin requirements of $25,042,729. This cash becomes unrestricted if the underlying positions it supports are liquidated.

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward currency trading, the Master Fund’s and the Series’ assets are highly liquid and are expected to remain so. Because the Master Fund’s assets are held in cash or in the OPCA, it expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances. This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy. From its commencement of operations on October 1, 2007 through December 31, 2010, the Master Fund experienced no meaningful periods of illiquidity in any of the markets in which it traded.

The Series processes redemptions on a monthly basis, with approximately corresponding redemptions out of the Master Fund. The Series incurred redemptions of $25,598 (25.00 Units) for the year ended December 31, 2010 and accrued $0 in redemptions payable to Members at December 31, 2010.

Capital Resources

The Series’ Units may be offered for sale as of the beginning, and may be redeemed as of the end, of each month.

The amount of capital raised for the Series is not expected to have a significant impact on its operations, as the Series has no significant capital expenditure or working capital requirements other than for investment in the Master Fund and Member redemptions. The amount of capital invested in the Master Fund is not expected to have a significant impact on the Master Fund’s operations, as the Master Fund has no significant capital expenditure or working capital requirements other than for monies to pay trading losses, trading costs and expenses. Within broad ranges of capitalization, the Master Fund’s trading positions should increase or decrease in approximate proportion to the size of the Series’ investment in the Master Fund.

The Series raises additional capital only through the sale of Units and capital is increased through the Series’ pro rata share of the Master Fund’s trading profits (if any). The Series does not maintain any sources of financing. The Master Fund does not maintain any sources of financing other than that made available by the Clearing Brokers to fund foreign currency settlements for those instruments transacted and settled in foreign currencies.

The Master Fund may trade a variety of futures-related instruments, including (but not limited to) instruments related to bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions (“OTC”), because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins that may be subject to loss in the event of a default are generally required in exchange trading, and counterparties may require margin or collateral in the OTC markets.

The Trading Advisor attempts to control risk in all aspects of the investment process, although there can be no assurance that it will, in fact, succeed in doing so. The Master Fund is designed to take market risk on a systematic basis across a broad portfolio of liquid markets and to monitor and minimize exposure to all other risks, such as credit and liquidity risks. The trading systems used include various proprietary systems that are designed to control the risk taken at the individual position level as well as at the overall portfolio level. The Trading Advisor monitors and controls market risk within limits at both sector and portfolio levels.

The financial instruments traded by the Master Fund contain varying degrees of risk whereby changes in the market values of the futures and forward contracts or the Master Fund’s satisfaction of the obligations may exceed the amount recognized in the Statement of Financial Condition of the Master Fund.

Due to the nature of the Master Fund’s business, substantially all its assets are represented by cash and U.S. government obligations, while the Master Fund maintains its market exposure through open futures and forward contract positions.

The Master Fund’s futures contracts are settled by offset and are generally cleared by the exchange clearinghouse function. Open futures positions are marked to market each trading day and the Master Fund’s trading accounts are debited or credited accordingly. The Master Fund’s spot and forward currency transactions conducted in the interbank market are settled by netting offsetting positions or payment obligations and by cash payments.

The value of the Master Fund’s cash and financial instruments is not materially affected by inflation. Changes in interest rates, which are often associated with inflation, could cause the value of certain of the debt securities to decline, but only to a limited extent. More importantly, changes in interest rates could cause periods of strong up or down market price trends, during which the Master Funds profit potential generally increases. However, inflation can also give rise to markets which have numerous short price trends followed by rapid reversals, in which the Master Fund is likely to suffer losses.

Results of Operations

General

The Trading Advisor manages the assets of the Master Fund pursuant to the Program (see Item 1(c) “Narrative Description of Business”).

The Trading Advisor was established in 1997 by David Winton Harding, Martin Hunt, and Osman Murgian. The Diversified Program rests on the premise that rigorous statistical and scientific research generates the most reliable source of information on market behavior. The Trading Advisor seeks to apply statistical and scientific methods to a diverse range of futures and forward markets in order to predict future asset returns. The strategy monitors 100+ futures and forwards markets and invokes multiple model types, primarily technical, in order to exploit price patterns, with a principal focus on price trends. In addition, the Trading Advisor utilizes sophisticated trading technologies, advance execution algorithms, and a research team composed of highly educated and specialized pure and applied researchers. The culture of the Trading Advisor is founded on merit-based incentive systems, including ownership stakes in the firm, which rewards employees who contribute to the firm’s long-term vision.

Mr. Harding has over 25 years experience trading futures markets and running a large and successful commodity trading advisor (“CTA”). His experience provides him with an array of knowledge of the behavior of various futures markets, the type and rigor of empirical research necessary to develop profitable and sustainable trading systems, and a firm understanding of the operational infrastructure required to run a large and profitable CTA. Mr. Harding co-founded AHL (Adam, Harding and Lueck), now part of Man Group plc, which advanced the application of systematic quantitative techniques in managed futures investment. The Trading Advisor has grown to a team of over 190 employees and manages approximately $15.7 billion as of December 31, 2010. The Trading Advisor is a limited liability company registered in England and Wales, which is regulated in the United Kingdom by the Financial Services Authority. Since January 1998, the Trading Advisor has been a member of NFA and has been registered with the CFTC as a commodity trading advisor and commodity pool operator. On July 31, 2007, a company affiliated with Goldman Sachs International purchased a 9.99 percent shareholder interest in the Trading Advisor. This shareholding is currently held by Goldman Sachs Petershill Non-U.S. Master Fund, L.P., a fund managed by Goldman Sachs Asset Management International. This investor is not involved in the day-to-day management of the Trading Advisor but, pursuant to a shareholders agreement, has the right to approve certain limited matters relating to Trading Advisor’s operations.

The Series commenced trading activities January 1, 2010 with an initial capitalization of $232,500, none of which was contributed by the Trading Advisor as seed capital. As of December 31, 2010, the Series had a capitalization of $16,296,317 based on the net asset value for all other purposes.

Performance Summary

Please refer to the 2010 AlphaMetrix Managed Futures III LLC and Master Fund financial statements which are attached as Exhibit 99.2 and 99.1.

Variables Affecting Performance

The principal variables that determine the net performance of the Series are gross profitability from the Series’ investment in the Master Fund.

The Master Fund’s assets are maintained at the Clearing Brokers. The Master Fund will receive interest income on the cash held on deposit as margin with each Clearing Brokers as of the end of each month currently at a rate equal to a certain percentage of U.S. Treasury bill rates; with the remaining portion retained by the relevant Clearing Brokers.  In the case of trading non-U.S. futures, the Clearing Brokers lend to the Master Fund any non-U.S. currency it requires, charging interest at a local short-term rate; on non-U.S. currencies held in the Master Fund’s account, the Master Fund is credited with the same local short-term rate.  The Clearing Brokers will receive and/or retain certain interest and other economic benefits from possession of the Master Fund’s assets.

The Series’ management, Sponsor’s and operating fees and the sales commissions are a constant percentage of the Series’ net asset value for all other purposes. Trading costs allocated from the Master Fund (based on the Series pro rata investment in the Master Fund), which are not based on a percentage of the Series’ net assets, are based on the volume of trades executed and cleared on behalf of the Master Fund. Brokerage commissions are based on the actual number of contracts traded. The performance fees payable to the Trading Advisor are based on the new net trading profits, if any, generated by the Master Fund and allocated to the Series based on the Series pro rata investment in the Master Fund, excluding interest income and after reduction for brokerage commissions and certain other fees and expenses.

For the Series, there is generally no meaningful distinction between realized and unrealized profits. Most of the instruments traded on behalf of the Series by the Master Fund are highly liquid and can be closed out immediately.

Off-balance Sheet Arrangements

The Series has no applicable off-balance sheet arrangements of the type described in Items 3.03(a)(4) of Regulation S-K.

Contractual Obligations

The Series does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Series’ sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell) through its investment in the Master Fund. All such contracts are settled by offset, not delivery. The Series’ Financial Statements filed as Exhibit 99.2 herewith present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Series’ open future and forward currency contracts, both long and short, at December 31, 2010.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Not applicable; the Series is a smaller reporting company

Item 8:  Financial Statements and Supplementary Data

Net Income by Quarter (unaudited)
Four Quarters through December 31, 2010

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2010	2010	2010	2010	Total

Total Income (Loss)	48,052	102,004	286,918	723,355	1,160,329
Total Expenses	(88,475)	(108,329)	(124,248)	(262,273)	(583,325)
Net Income (Loss)	(40,423)	(6,325)	162,670	461,082	577,004

Net Income (Loss) per Unit (1)	(7.02)	(1.10)	28.19	80.16	100.23

(1) Based on average number of Units for the year.

Financial Statements meeting the requirements of Regulation S-X appear in Exhibit 99.1 and 99.2 to this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in this report under Item 6 “Selected Financial Data” above.

Item 9:  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable; Deloitte & Touche LLP has served as the external auditors for the Series since inception and there have been no disagreements.

Item 9A:  Controls and Procedures

The Sponsor, with the participation of the Sponsor’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Platform and Series as of the end of the fiscal year for which this Annual Report on Form 10-K is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Sponsor’s internal controls with respect to the Platform or Series or in other factors applicable to the Platform or Series that could materially affect these controls subsequent to the date of their evaluation.

Changes in Internal Control over Financial Reporting

AlphaMetrix360, LLC (“AlphaMetrix360”), an affiliate of the Sponsor, acquired the assets of Spectrum Global Fund Services, LLC (“Spectrum US”) as of December 9, 2010. The Sponsor has hired AlphaMetrix360 to provide administration services for the Series and Master Fund. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect the Series’ internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Sponsor is responsible for establishing and maintaining adequate internal control over the financial reporting of the Master Fund and the Series. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Sponsor’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Master Fund and the Series;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements of the Master Fund and the Series in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Master Fund and the Series are being made only in accordance with authorizations of management and directors of the Sponsor; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Master Fund’s and the Series’ assets that could have a material effect on their respective financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The principal executive and financial officers of the Sponsor assessed the effectiveness of its internal control over financial reporting with respect to the Master Fund and the Series as of December 31, 2010. In making this assessment, the principal executive and financial officers used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, they have concluded that, as of December 31, 2010, the Sponsor’s internal control over financial reporting with respect to the Series is effective based on those criteria.

Item 9B:  Other Information

None.

PART III

Item 10:  Directors, Executive Officers and Corporate Governance

(a) and (b)  Identification of Directors and Executive Officers

The Series is a segregated series of a limited liability company, and the Master Fund and the Series themselves have no officers or directors and are managed by the Sponsor.

The following are the principals of the Sponsor.

Aleks Kins. Mr. Kins founded AlphaMetrix in May 2005, became listed as a principal and licensed as an associated person on July 6, 2005, and is currently its President and Chief Executive Officer.  In such capacity, Mr. Kins has overseen the development of AlphaMetrix’s proprietary software and electronic managed account platforms that provide transparency, advanced risk monitoring and efficient access to professional futures and derivatives traders.  On July 21, 2008, Mr. Kins founded AlphaMetrix360, LLC, which registered with the CFTC as a CTA and became a member of NFA in August 2008.  AlphaMetrix360, LLC did not conduct any business as a CTA and subsequently terminated its registration and membership on December 18, 2008.  AlphaMetrix360, LLC subsequently changed its name to AlphaMetrix Financial Investigations, LLC and currently conducts business as a licensed private detective agency.  On September 30, 2010, Mr. Kins founded a new limited liability company named AM 360°, LLC, of which he is its Chief Executive Officer.  In October 2010, AM 360°, LLC changed its name to AlphaMetrix 360°, LLC.  AlphaMetrix 360°, LLC acquired the assets of Spectrum Global Fund Administration in December 9, 2010. In February 2011, AlphaMetrix 360°, LLC changed its name to AlphaMetrix360, LLC. AlphaMetrix360, LLC has been retained by the Platform to perform administrative services for the Platform, the Series, the Underlying Funds and the Master Funds, among other funds sponsored by the Sponsor.  Mr. Kins is also the founder of AlphaMetrix Alternative Investment Advisors, LLC (“AlphaMetrix AIA”), an independent research affiliate of AlphaMetrix.  Mr. Kins was approved as a principal and associated person of AlphaMetrix AIA in November 2007.  AlphaMetrix AIA is a registered CTA that performs research, trading advisor due diligence and certain investment management and portfolio services.  Mr. Kins was a principal and an associated person of Dekla Financial, LLC (“Dekla”), an affiliate of AlphaMetrix AIA from September 2005 and December 2005, respectively, until October 2010.  Dekla was registered with the NFA as an Introducing Broker on December 7, 2005, and as a Notice Broker-Dealer on January 17, 2007.  Dekla recently de-registered as an Introducing Broker and Notice Broker-Dealer, which became effective as of October 16, 2010. Dekla served as the introducing broker for various commodity pools sponsored by AlphaMetrix AIA and other futures trading accounts until its de-registration as an Introducing Broker and Notice Broker-Dealer.  Dekla is not currently serving as an Introducing Broker or a Notice Broker-Dealer since it withdrew its registration with CFTC.

Prior to founding AlphaMetrix and its affiliates, Mr. Kins was the President and co-founder of Access Asset Management, a registered CPO and CTA, from its formation in November 2000 through April 2005.  Access Asset Management became RQSI/Access, a Chicago-based division of Ramsey Quantitative Systems, in August 2002.  Initially, Mr. Kins’ primary focus at RQSI/Access was the creation and development of the Emerging CTA Index (“ECI”).  The ECI allocated several hundred million dollars to over 100 CTAs and developed a reputation as a major incubator for commodity traders.  In addition, Mr. Kins was instrumental in the development of customized alternative investment cells for several institutional investors as well as providing research and analysis to several fund of funds’ investment committees regarding the allocation of capital among commodity trading advisors.  Mr. Kins is frequently cited in industry publications as an authority in the realm of alternative investments and is regularly invited to speak at conferences on the subject of alternative investments.  Mr. Kins received a B.A. in Economics from Brown University in 1993.

David Young. Mr. Young joined AlphaMetrix in March 2010 as its Chief Operations Officer and was approved as a principal of AlphaMetrix on March 19, 2010. Mr. Young previously held the position of President at Spectrum Global Fund Administration from March 2002 through March 2010. He was also the President and COO of Midland Trading, LLC, an options specialist firm trading at the Chicago Board of Options Exchange, from March 2000 until March 2002. Midland Trading, LLC was formed in March of 2000 through a restructuring of The Arbitrage Group, LLC, an options specialist firm trading at the Chicago Board of Options Exchange. Mr. Young was the Chief Financial Officer of The Arbitrage Group, LLC from August 1998 until March

2000.  Prior to working at Midland Trading, LLC, Mr. Young was the Chief Financial Officer of Fenchurch Capital Management, LLC, a hedge fund in Chicago trading in fixed income arbitrage, from August of 1989 until August of 1998. From August of 1987 until August of 1989, Mr. Young was a Senior Accountant with First Options of Chicago, an options trading firm. Mr. Young received a Bachelor of Science degree in Accounting from North Central College, Naperville, Illinois, in 1987.

George Brown. Mr. Brown joined AlphaMetrix in March 2008, was approved as a principal on July 14, 2008, and is its Chief Financial Officer.  In December 2010, Mr. Brown was elected as the Chief Financial Officer of AlphaMetrix360, LLC. Mr. Brown served as a consultant for Nature’s Best, a sports nutrition and protein beverages producer, from December 2007 to February 2008, as Chief Financial Officer of Ultraguard Corporation, a manufacturer of dual smoke/carbon monoxide detectors and wireless monitor systems, from September 2005 to August 2007 and as Chief Financial Officer for Old London Foods, Inc., a producer of branded crackers and co-packed private label bread crumbs, from July 1997 until August 2007. From September 2007 to December 2007, Mr. Brown was self-employed as a financial consultant. He possesses a broad range of expertise in financial areas including control, planning, treasury, tax and audit and is a seasoned, entrepreneurial senior financial executive with experience including private equity, leveraged buy-outs and start-ups. Mr. Brown received an M.B.A. in Finance from the University of Chicago in 1979 and a B.A. in Economics (Morehead Scholarship) from the University of North Carolina in 1977.

Karen Kregor. Ms. Kregor joined AlphaMetrix in April 2007, was approved as a principal on June 8, 2009, and is currently its Chief Fund Accountant. In such capacity, Ms. Kregor oversees the accounting for AlphaMetrix’s fund structures, including semi-monthly net asset values for the funds, audited annual financial statements, any required financial filings with the SEC, and K-1s for all U.S. clients.

Prior to AlphaMetrix, Ms. Kregor was a settlement analyst with British Petroleum from August 2005 to April 2007. Ms. Kregor’s primary focus at British Petroleum was accounting for the intercompany domestic pipeline crude movements. From December 2002 to August 2005, Ms. Kregor was at Cargill Investor Services, Inc, a registered futures commission merchant. Ms. Kregor worked for Cargill Investor Services in various capacities including Corporate Accounting, Treasury, and Fund Accounting. As part of her responsibilities in Fund Accounting, Ms. Kregor prepared monthly, quarterly and year-end financial statements under U.S. GAAP. Ms. Kregor’s Treasury responsibilities included the settlement of approximately $750 million worth of foreign currency trades on a daily basis. Ms. Kregor was registered as an associated person and registered representative of Cargill Investor Services, Inc. from May, 2003 through August, 2005. Ms. Kregor received a B.A. in Accounting from the University of Iowa in 2001. Ms. Kregor received her MBA from DePaul University and is a registered CPA in the state of Illinois.

(c)	Identification of Certain Significant Employees

None.

(d)	Family Relationships

Mr. Kins and Mr. Brown are brothers-in-law.

(e)	Business Experience

See Item 10(a) and (b) above.

(f)	Involvement in Certain Legal Proceedings

There are no material proceedings, other than ordinary routine litigation to its business, to which the Sponsor or any of its subsidiaries is a party.

(g)	Promoter and Control Persons

Not applicable.

(h)	Section 16(a) Beneficial Ownership Reporting Compliance

None.

(i)	Code of Ethics

The Master Fund and the Series have no employees or officers and are managed by the Sponsor. The Sponsor has adopted an Executive Code of Ethics that applies to its principal executive officers, principal financial officer and principal accounting officer. A copy of this Executive Code of Ethics may be obtained at no charge by written request to AlphaMetrix, LLC, 181 West Madison, 34th floor, Chicago, Illinois 60602.

(j)	Nominating Committee

Not applicable.

(k)	Audit Committee Financial Expert

Because the Master Fund and the Series have no employees, or officers, the Master Fund and the Series have no audit committee. The Master Fund and the Series is managed by the Sponsor. George Brown serves as the Sponsor’s “audit committee financial expert.”  George Brown is not independent of the management of the Sponsor. The Sponsor is a privately owned limited liability company. It has no independent managers.

Item 11:  Executive Compensation

The Series has no directors, officers or employees. None of the officers or employees of the Sponsor receive compensation from the Series. The Sponsor receives a monthly sponsor fee of 0.042 of 1% (a 0.50% annual rate) of the Series’ month-end net asset value for all other purposes, taking into account interest income, of each Member’s investment in the Series for such month. The officers of the Sponsor receive no “other compensation” from the Series. There are no compensation plans or arrangements relating to a change in control of any of the Series, the Platform or the Sponsor.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

Not applicable. All of the Platform’s manager interest is held by the Sponsor.

(b)	Security Ownership of Management

As of December 31, 2010, the Trading Advisor and the executive officers and the principals of the Sponsor did not own directly or indirectly any Units. As of December 31, 2010, the Sponsor owned directly 10.00 Units, which constituted 0.07% of the total Units outstanding, and did not own any Units indirectly.

(c)	Changes in Control

None.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13:  Certain Relationships and Related Transactions, and Director Independence

(a)	Transactions With Related Persons

See Item 11 “Executive Compensation,” Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and “Item 1(c) “Narrative Description of Business.”  As of December 31, 2010, the Series had paid the following: Sponsor’s fees of $21,398; Operating expenses of $16,348; Management fees of $104,769; and Incentive fees of $72,582 to the Sponsor.

(b)	Review, Approval or Ratification of Transactions with Related Persons

None.

(c)	Director Independence

The Master Fund has two directors, both of whom are independent. The Series does not have any directors. None of the directors of the Sponsor are independent. See Item 10(a) and (b) “Identification of Directors and Executive Officers.”

Item 14:  Principal Accounting Fees and Services

(1)	Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP (“D&T”) in connection with the audit of the Series’ financial statements and reviews of financial statements included in the Series’ Form 10-Q or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as of and for the year ended December 31, 2010 were $151,100.

(2)	Audit-Related Fees

There were no fees for audit related services rendered by D&T for the year ended December 31, 2010 related to the Series.

(3)	Tax Fees

Aggregate fees billed for professional services rendered by Arthur F. Bell, Jr & Associates, L.L.C. in connection with tax compliance, tax advice and tax planning for the year ended December 31, 2010, were approximately $7,176. This fee is not passed through to the Series, but rather, is included within the Service Provider Fee.

(4)	All Other Fees

No fees were incurred by D&T, or any member firms of D&T and their respective affiliates, during the period ended December 31, 2010 for any other professional services in relation to the Series.

(5)	Pre-Approval Policies

The Sponsor’s principal executive and financial officers review the estimated audit and tax fees prior to engaging an auditor or tax services for the Series.

PART IV

Item 15:  Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements

See Financial Statements for the Master Fund and the Series filed herewith as Exhibits 99.1 and 99.2.

Affirmation of AlphaMetrix, LLC.
Report of Independent Registered Public Accounting Firm
Statements of Financial Condition
Statements of Operations
Statements of Changes in Members’ Capital
Condensed Schedules of Investments (Master Fund Financial Statements only)
Notes to Financial Statements

(a)(2)	Financial Statement Schedules

Financial statement schedules not included in this Form 10-K have been omitted because they are not required or are not applicable or because equivalent information has been included in the Financial Statements filed herewith as Exhibit 13.01 or notes thereto.

(a)(3)	Exhibits Required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Exhibit Number	Description of Document
3.1*	Certificate of Formation of AlphaMetrix Managed Futures III LLC.
4.1*	Limited Liability Company Operating Agreement of AlphaMetrix Managed Futures III LLC.
4.2*	Separate Series Agreement for the Series.
10.1*	Trading Management Agreement.
10.2*	Assignment of Trading Management Agreement
10.3*	Amendment of Trading Management Agreement
10.4	Administrative Services Agreement
21.1*	List of Subsidiaries.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Financial Statements of Master Fund for the year ended December 31, 2010
99.2	Financial Statements of AlphaMetrix Managed Futures III LLC for the year ended December 31, 2010

* Incorporated by reference to the Series’ Form 10 filed on December 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2011.

Dated: March 31, 2011

ALPHAMETRIX MANAGED FUTURES III LLC

By:  AlphaMetrix, LLC.
Sponsor

By: /s/ Aleks Kins
Name:  Aleks Kins
Title:  President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Sponsor of the registrant in the capacities and on the date indicated.

Signature	Title with Managing Owner	Date

/s/ George Brown	Chief Financial Officer	March 31, 2011
George Brown

/s/ David Young	Chief Operations Officer	March 31, 2011
David Young

AlphaMetrix, LLC
Sponsor of Registrant
March 31, 2011