Form 10-Q
period 2011-03-31
AlphaMetrix Managed Futures III LLC (AlphaMetrix WC Diversified Series)
filed 2011-05-16
CIK 1473675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No  ☒

ii

ALPHAMETRIX FUTURES III LLC

QUARTERLY REPORT FOR PERIOD ENDED MARCH 31, 2011 ON FORM 10-Q

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS Condensed Statements of Financial Condition (unaudited) Condensed Statements of Operations (unaudited) Condensed Statements of Changes in Members’ Capital (unaudited) Notes to Condensed Financial Statements (unaudited)	1
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20
Item 4.	CONTROLS AND PROCEDURES	20

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	20
Item 1A.	RISK FACTORS	20
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20
Item 3.	DEFAULTS UPON SENIOR SECURITIES	21
Item 4.	(REMOVED AND RESERVED)	21
Item 5.	OTHER INFORMATION	21
Item 6.	EXHIBITS	22

SIGNATURES		23

iii

PART I – FINANCIAL INFORMATION
Item 1:  Financial Statements

ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)
Condensed Statements of Financial Condition (Unaudited)

	WC Diversified Series March 31, 2011 (Unaudited)	AlphaMetrix Managed Futures III LLC March 31, 2011 (Unaudited)	WC Diversified Series December 31, 2010	AlphaMetrix Managed Futures III LLC December 31, 2010

Assets
Investment in AlphaMetrix WC Diversified Fund - MT0041, at fair value:	$10,416,258	$10,416,258	$6,590,406	$6,590,406
Cash at bank	19,970,226	19,970,226	14,404,275	14,404,275
Prepaid commissions	106,916	106,916	99,297	99,297
Total assets	$30,493,400	$30,493,400	$21,093,978	$21,093,978

Liabilities and Members' Capital
Liabilities
Accrued sponsor's fee	$16,876	$16,876	$5,299	$5,299
Accrued management fees	92,959	92,959	30,878	30,878
Accrued performance fees	86,388	86,388	129,469	129,469
Accrued sales commissions	1,393	1,393	-	-
Accrued operating costs and administrative fees	12,351	12,351	4,463	4,463
Payable to Master Fund	234,600	234,600	-	-
Redemptions payable	65,851	65,851	-	-
Other liabilities	105,000	105,000	-	-
Subscriptions received in advance	3,811,682	3,811,682	4,723,040	4,723,040
Total liabilities	4,427,100	4,427,100	4,893,149	4,893,149

Members’ Capital
B0 Members (13,168.12 and 7,030.08 units outstanding at March 31, 2011,
and December 31, 2010, respectively, unlimited units authorized)	14,392,458	14,392,458	7,562,143	7,562,143
B2 Members (10,872.20 and 8,120 units outstanding at March 31, 2011,
and December 31, 2010, respectively, unlimited units authorized)	11,663,115	11,663,115	8,628,060	8,628,060
Sponsor (10 units outstanding at March 31, 2011, and
December 31, 2010, respectively, unlimited units authorized)	10,727	10,727	10,626	10,626
Total members’ capital	26,066,300	26,066,300	16,200,829	16,200,829

Total liabilities and members’ capital	$30,493,400	$30,493,400	$21,093,978	$21,093,978
NAV per Share
B0	$1,092.977	$1,092.977	$1,075.684	$1,075.684
B2	1,072.746	1,072.746	1,062.568	1,062.568
Sponsor	1,072.746	1,072.746	1,062.568	1,062.568

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC (A Delaware Series Limited Liability Company) Condensed Statements of Operations (Unaudited)

	2011		2010
	WC Diversified Series January 1, 2011 - March 31, 2011	AlphaMetrix Managed Futures III January 1, 2011 - March 31, 2011	WC Diversified Series January 1, 2010 - March 31, 2010	AlphaMetrix Managed Futures III January 1, 2010 - March 31, 2010

NET INVESTMENT LOSS ALLOCATED FROM
ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Interest income	$11,395	$11,395	$31	$31
Trading costs	(5,310)	(5,310)	(204)	(204)
Cash manager and sponsor fees	(6,934)	(6,934)	-	-

Net investment loss allocated from
AlphaMetrix WC Diversified Fund - MT0041:	(849)	(849)	(173)	(173)

FUND NET INVESTMENT LOSS:
Interest income	-	-	280	280
Sponsor fee	(23,106)	(23,106)	(630)	(630)
Bank fees	-	-	(859)	(859)
Operating costs	(18,797)	(18,797)	(420)	(420)
Management fee	(132,428)	(132,428)	(2,857)	(2,857)
Performance fee	(86,388)	(86,388)	(8,936)	(8,936)
Organizational expense	-	-	(72,881)	(72,881)
Sales commissions (Placement fees)	(52,281)	(52,281)	(1,688)	(1,688)

Net investment income (loss)	(313,000)	(313,000)	(87,991)	(87,991)

TOTAL NET INVESTMENT INCOME (LOSS)	(313,849)	(313,849)	(88,164)	(88,164)

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM
ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Net realized gain (loss)	885,935	885,935	19,274	19,274
Net increase (decrease) in unrealized appreciation (depreciation)	(326,234)	(326,234)	28,467	28,467

Total realized and unrealized gain (loss) allocated from
AlphaMetrix WC Diversified Fund - MT0041:	559,701	559,701	47,741	47,741

Net increase (decrease) in net assets resulting from operations	$245,852	$245,852	$(40,423)	$(40,423)

Net increase (decrease) in net assets resulting from operations per unit:
Weighted average number of units outstanding	21,636.54	21,636.54	504.73	504.73
Net income (loss) per weighted average unit	$11.36	$11.36	$(80.09)	$(80.09)

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)
Condensed Statements of Changes in Members’ Capital
For the three months ended March 31, 2011 and 2010
(Unaudited)

	WC Diversified Series B-0 Members		WC Diversified Series B-2 Members		WC Diversified Series Sponsor (B-2)		WC Diversified Series Total		AlphaMetrix Managed Futures III LLC
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2011	$ 7,562,143	7,030.08	$ 8,628,060	8,120.00	$ 10,626	10.00	$ 16,200,829	15,160.08	$ 16,200,829	15,160.08
Member subscriptions	6,787,034	6,244.89	2,949,762	2,752.20	-	-	9,736,796	8,997.09	9,736,796	8,997.09
Member redemptions	(117,177)	(106.85)	-	-	-	-	(117,177)	(106.85)	(117,177)	(106.85)
Net investment income (loss)	(141,181)	-	(172,509)	-	(159)	-	(313,849)	-	(313,849)	-
Total realized and unrealized gain (loss) allocated from
AlphaMetrix WC Diversified Fund - MT0041	301,639	-	257,802	-	260	-	559,701	-	559,701	-
Members’ capital at March 31, 2011	$ 14,392,458	13,168.12	$ 11,663,115	10,872.20	$ 10,727	10.00	$ 26,066,300	24,050.32	$ 26,066,300	24,050.32

Net asset value per unit at January 1, 2011	$ 1,075.684		$ 1,062.568		$ 1,062.568
Change in net asset value per unit	17.293		10.178		10.178
Net asset value per unit at March 31, 2011	$ 1,092.977		$ 1,072.746		$ 1,072.746

	WC Diversified Series		WC Diversified Series		WC Diversified Series		WC Diversified Series		AlphaMetrix Managed
	B-0 Members		B-2 Members		Sponsor (B-2)		Total		Futures III LLC
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2010 (commencement of trading/issuance of shares)	$ -	-	$ -	-	$ -	-	$ -	-	$ -	-
Member subscriptions	200,000	201.42	677,500	692.56	10,000	10.00	887,500	903.98	887,500	903.98
Member redemptions	-	-	-	-	-	-	-	-	-	-
Net investment income (loss)	(39,657)	-	(47,666)	-	(841)	-	(88,164)	-	(88,164)	-
Total realized and unrealized gain (loss) allocated from
AlphaMetrix WC Diversified Fund - MT0041	9,786	-	37,479	-	476	-	47,741	-	47,741	-
Members’ capital at March 31, 2010	$ 170,129	201.42	$ 667,313	692.56	$ 9,635	10.00	$ 847,077	903.98	$ 847,077	903.98

Net asset value per unit at January 1, 2010 (commencement of trading)	$ 1,000.000		$ 1,000.000		$ 1,000.000
Change in net asset value per unit	(155.332)		(36.454)		(36.454)
Net asset value per unit at March 31, 2010	$ 844.668		$ 963.546		$ 963.546

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

(1) Organization

AlphaMetrix Managed Futures III LLC (the “Platform”) is sponsored by AlphaMetrix, LLC (the “Sponsor” or “AlphaMetrix”). The Platform was formed on September 10, 2009 as a Delaware series limited liability company pursuant to the Delaware Limited Liability Company Act. AlphaMetrix Managed Futures III LLC (AlphaMetrix WC Diversified Series) (the “Series” or “WC Diversified Series”) is currently the only “segregated series” of the Platform. Since the Series is the Platform’s only segregated series, references to the Series also include the Platform unless otherwise noted. The Series invests a portion of its assets in AlphaMetrix WC Diversified Fund – MT0041 (the “Master Fund”) which is advised by Winton Capital Management Ltd. (the “Trading Advisor”). The Master Fund generally engages in the speculative trading of bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives such as futures, options on futures and currency forward contracts. In addition, the Master Fund also invests in the AlphaMosaic SPC Offshore Platform Cash Account (“OPCA”). Refer to the Master Fund financial statements, attached to this report, for a further discussion of the OPCA. A Newedge USA, LLC and J.P. Morgan Futures Inc. are the Master Fund’s futures clearing brokers (the “Clearing Brokers”) and Newedge Alternative Strategies Inc. is the foreign exchange clearing broker of the Master Fund, although the Master Fund may execute foreign exchange trades through other foreign exchange clearing brokers at any time. The Sponsor, over time, intends to offer investors a selection of different trading advisors, each managing a different segregated series of the Platform. There can be no assurance, however, that any series other than the Series will be offered or that the Series will continue to be offered. The Series was organized on September 11, 2009. The Series issued units and commenced trading on January 1, 2010. The Series filed a Form 10, under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (“SEC”) to register the units of limited liability company interest (“Units”), and such registration became effective March 1, 2010.

The accompanying unaudited financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the Series’ financial condition at March 31, 2011 (unaudited) and December 31, 2010, and  results of its operations and changes in its members’ capital for the three months ended March 31, 2011 and 2010 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and notes included in the Series’ annual report on Form 10-K filed with the SEC for the year ended December 31, 2010. The December 31, 2010 information has been derived from the audited financial statements as of December 31, 2010.

The Series issues two sub-series, (each a “Sub-Series”): B-0 and B-2. These sub-series are subject to different fees as described in the Confidential Disclosure Document dated April 20, 2011 (the “Disclosure Document”). The financial statements presented herein include the combined results of both Sub-Series. On January 1, 2010, the Series issued 10.00 Units of the B-2 sub-series to the Sponsor for $10,000. The Sponsor serves as the Series’ tax matters partner. All capitalized terms used but not defined herein are defined in the Disclosure Document.

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

(2)	Summary of Significant Accounting Policies

The accounting records for the Platform and Series are maintained in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Following is a summary of significant accounting policies consistently followed in the preparation of the financial statements. The Platform includes the accounts of the WC Diversified Series.

Investment

The Series invests in the Master Fund. The Series’ investment in the Master Fund is carried at fair value and represents the Series’ pro rata interest in the net assets of the Master Fund as of the close of business on the relevant valuation date. The Master Fund’s assets are carried at fair value. At each valuation date, the Master Fund’s income, expenses, net realized gain/(loss) and net increase /(decrease) in unrealized appreciation/(depreciation) are allocated to the Series based on the Series’ pro rata interest in the net assets of the Master Fund, and recorded in the Series’ Condensed Statements of Operations. The Master Fund provides the Series with daily estimated net asset valuations. The financial statements of the Master Fund are attached to this report and should be read in conjunction with the Series’ financial statements.

Basis of Presentation

Pursuant to rules and regulations of the SEC, financial statements are presented for the Platform as a whole and for the WC Diversified Series. The accompanying financial statements and notes thereto include financial statements and footnote totals for the Platform as a whole. For the avoidance of doubt, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular segregated series shall be enforceable only against the assets of such series and not against the assets of the Platform generally or any other segregated series. Accordingly, the assets of one segregated series of the Platform include only those funds and other assets that are paid to, held by or distributed to the Platform on account of and for the benefit of that segregated series, including, without limitation, funds delivered to the Platform for the purchase of Units in that segregated series. As of March 31, 2011 and 2010, and December 31, 2010, the WC Diversified Series exists as the only segregated series on the Platform.

The Series is a feeder fund to the Master Fund and other funds sponsored by the Sponsor invest in the Master Fund. At March 31, 2011, the Series’ investment in the Master Fund was $10,416,258, approximately 5.70% of the Master Fund’s net assets. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946 Financial Services – Investment Companies, the Series and the Master Fund are not consolidated.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

Cash is maintained in the custody of commercial banks and includes cash received related to subscriptions received in advance. The Master Fund traded on a leverage basis of approximately: (a) two to one from January 1, 2010 through January 18, 2010; (b) two and a half to one from January 19, 2010 through March 31, 2011. In order to maintain the Series’ overall portfolio at a leverage of approximately one, the Series’ capital not needed at the Master Fund to maintain a leverage of one will be held in the cash account maintained by the Series as opposed to being invested into the Master Fund. The Sponsor will rebalance the amounts held as it deems necessary to keep the Series’ capital leverage factor at approximately one.

Prepaid assets

Prepaid asset represents insurance contracts that are maintained by the Series as well as the ongoing sales commissions (the “Sales Commission”, “Initial Sales Commission” or “Placement Fee”). Insurance premiums paid are capitalized and expensed over the term of the contract. Refer to below section “Sales Commission”.

Subscriptions received in advance

Subscriptions received in advance are subscriptions for shares effective subsequent to period end.

Redemptions payable

Redemptions payable are share redemptions effective March 31, 2011 but paid subsequent to period end.

Fair Value of Investments

FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active market. Under ASC 820, fair value measurements are disclosed by level within that hierarchy, as follows:

Level 1 — Values for investments classified as Level 1 are based on unadjusted quoted prices for identical investments in an active market. Since valuations are based on quoted prices that are readily accessible at the measurement date, valuation of these investments does not entail a significant degree of judgment.

Level 2 — Values for investments classified as Level 2 are based on quoted prices for similar investments in an active or non-active markets for which all significant inputs are observable either directly or indirectly. Level 2 inputs may also include discounts related to restrictions on the investments.

Level 3 — Values for investments categorized as Level 3 are based on prices or valuation techniques that require inputs that are both significant to the fair value and unobservable, including valuations by the Sponsor or custodian in the absence of readily ascertainable market values.

The Series invests a portion of its assets in the Master Fund. The classification of the Master Fund’s investments in accordance with ASC 820 is discussed in the notes to the financial statements of the Master Fund.

Derivative Instruments

FASB ASC 815, Derivatives and Hedging (“ASC 815”) requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The Series invests a portion of its assets in the Master Fund which engages in the speculative trading of U.S. and foreign futures contracts and currency forward contracts (collectively “derivatives”). The disclosures required by ASC 815 for the Master Fund are discussed in the notes to the attached financial statements of the Master Fund. The Series does not directly trade derivatives.

Interest Income/Expense

Interest income and expense is recognized on an accrual basis. Interest income or expense may include (1) the allocation from the Master Fund of the Master Fund’s interest income/expense from its broker or interest income from the Master Fund’s investment in the OPCA, and allocated by the Master Fund to the Series or (2) interest income from the Series’ bank account.

Sales Commissions

Each Member or Member-related account may be subject to an ongoing sales commission (the “Sales Commission”).

B-2 Units are subject to an ongoing Sales Commission equal to 2% per annum of the month-end net asset value, including interest income, of the outstanding B-2 Units after deducting the Management Fee and accrued Performance Fee, if any, but before deducting the Sales Commission and Sponsor’s Fee for such month. Each month that B-2 Units are sold, a Sales Commission equal to 2% of the aggregate subscriptions for B-2 Units is paid by the Sub-Series to the Selling Agents (the “Initial Sales Commission” or “Placement Fee”). The amount of the Initial Sales Commission will then be amortized against the Net Asset Value of the B-2 Units equally each month over the first 12 months. Thereafter, a Sales Commission equal to 0.17% of the Net Asset Value (equivalent to an annual rate of approximately 2%) of the B-2 Units sold on the relevant subscription date that remain outstanding is charged each month and is paid to the Selling Agents.

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

Income Taxes

The Platform follows the provisions of FASB ASC Topic 740, Income Taxes  (“ASC 740”), related to accounting for uncertainty in income taxes. ASC 740 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. ASC 740 requires the evaluation of tax positions taken in the course of preparing the tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. As of March 31, 2011, no liability was recognized in connection with ASC 740. The Platform is subject to income tax examinations by tax authorities for all tax years since its respective inception date.

No provision has been made in the accompanying financial statements for U.S. federal or state income taxes. As the Series is a partnership for tax purposes, the Series’ Members are individually responsible for reporting income or loss based on such Investor’s share of the Series’ income and expenses as reported for income tax purposes.

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

Completed Subscription Agreements relative to the Series must be received by the appropriate Selling Agent no later than seven calendar days prior to the first day of any month in which a Member intends to invest. Members are initially issued Units at $1,000 per unit as of the date of the commencement of operations and at the current Net Asset Value (“NAV”) for all dates thereafter.

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

When Units are redeemed (or exchanged), any accrued fees (including performance fees) and expenses reduce the redemption proceeds paid to members.

Redemption Fee

If a Member redeems his or her investment in the B-2 Units before the end of the sixth calendar month following such Member’s initial investment in the B-2 Units (the “Initial Investment”), such Redemption will be subject to a Redemption Fee (the “Redemption Fee”) equal to 2% of such Member’s Initial Investment. If a Member Redeems his or her investment in the B-2 Units following the sixth month-end after the date of his or her Initial Investment but prior to the twelfth month-end after the date of such Member’s Initial Investment, such Redemption will be subject to a Redemption Fee equal to 1% of such Member’s Initial Investment in the B-2 Units. The Redemption Fee will be pro rated for partial redemptions prior to the twelfth month-end following such Member’s Initial Investment, i.e. if the Member withdraws 50% of his or her current investment in the B-2 Units, 50% of the Redemption Fee will be due upon Redemption. In no case will the sum of all Redemption Fees paid by a Member be greater than the Initial Sales Commission paid by such Member.

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

(3)           Related Party Transactions

A substantial amount of the Master Fund’s assets are held within the OPCA, a related party. For a discussion on the OPCA, refer to Note 4 in the attached Master Fund’s financial statements.

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

The Series incurred Sponsor’s fees of $23,106 and $630 for the three months ended March 31, 2011 and 2010, respectively, of which $16,876 and $630 is owed to the Sponsor at March 31, 2011 and 2010.

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

WC Diversified Series Net Asset Values

The quarterly net asset value and net asset value per Unit since commencement of operations are as follows:

B-0 Sub-series

Net Asset Value	Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				$ 1,000.000	$ 1,000.000
March 31, 2010	$ 204,747	$ 170,129	201.42	1,016.543	844.668
June 30, 2010	$ 1,552,311	$ 1,498,597	1,514.35	1,025.067	989.597
September 30, 2010	$ 3,449,930	$ 3,399,202	3,299.18	1,045.693	1,030.317
December 31, 2010	$ 7,609,887	$ 7,562,143	7,030.08	1,082.475	1,075.684
March 31, 2011	$ 14,437,218	$ 14,392,458	13,168.12	1,096.377	1,092.977

Total return after performance fee, from the commencement of operations through the period ended March 31, 2011
				9.64%	9.30%

* Commencement of operations of the Series was January 1, 2010

B-2 Sub-series

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				$ 1,000.000	$ 1,000.000
March 31, 2010	$ 711,568	$ 676,948	702.56	1,012.822	963.546
June 30, 2010	$ 3,545,196	$ 3,491,484	3,473.46	1,020.653	1,005.189
September 30, 2010	$ 4,167,206	$ 4,116,477	4,017.54	1,037.254	1,024.627
December 31, 2010	$ 8,686,430	$ 8,638,685	8,130.00	1,068.441	1,062.568
March 31, 2011	$ 11,718,602	$ 11,673,842	10,882.20	1,076.859	1,072.746

Total return after performance fee, from the commencement of operations through the period ended March 31, 2011
				7.69%	7.27%

* Commencement of operations of the Series was January 1, 2010

(4)           Management and Performance Fees

The Series is subject to a monthly management fee (the “Management Fee”) at the rate of 0.1875% (a 2.25% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 3) calculated before reduction for any Management Fees, Performance Fees, Service Provider Fees, Sponsor’s Fees, Sales Commission or Extraordinary Fees accrued (including performance fees accrued in a prior month) as of such month-end and before giving effect to any capital subscriptions made as of the beginning of the month immediately following such month-end and before any redemptions accrued during or as of such month-end, but after all expenses as of such month-end. The Sponsor will receive the Management Fee and the Performance Fee, and will remit such fees to the Trading Advisor, although the Selling Agents or an Affiliate may receive a portion of such fees not paid over to the Trading Advisor. The Series incurred Management Fees of $132,428 and $2,857 for the three months ended March 31, 2011 and 2010, respectively, of which $92,959 and $2,857 is payable at March 31, 2011 and 2010.

The Series is subject to a quarterly performance fee (the “Performance Fee”) equal to 20% which is paid at the Series level but is calculated based on the Series’ share of the Master Fund’s new Net Trading Profits as defined by the excess, if any, of the cumulative level of Net Trading Profits attributable to the Series at the end of such quarter over the highest level of cumulative Net Trading Profits as of the end of any preceding quarter (the “High Water Mark”). The Series incurred Performance Fees of $86,388 and $8,936 for the three months ended March 31, 2011 and 2010, respectively, of which $86,388 and $8,936 was payable at March 31, 2011 and 2010.

The Trading Advisor has entered into a Trading Agreement with the Master Fund.

The Sponsor, in consultation with the Trading Advisor, may waive, rebate or reduce Management and/or Performance Fees for certain Members without entitling other Members to such waiver, rebate or reduction.

(5)           Trading Activities and Related Market and Credit Risk

The Series via its investment in the Master Fund engages in the speculative trading of U.S. and foreign futures contracts and forward contracts (collectively “derivatives”). The Series does not have any direct commitments to buy or sell financial instruments, including derivatives. The Series has indirect commitments that arise through positions held by the Master Fund in which the Series invests. However, as an investor in a Master Fund, the Series’ risk at March 31, 2011, is limited to the fair value of its investment in the Master Fund.

Derivatives traded at the Master Fund include both financial and non-financial contracts held as part of a diversified trading strategy. The Master Fund is exposed to market risk, the risk arising from changes in the market value of the contracts. Both the Series and the Master Fund are exposed to credit risk with the commercial banks and the Clearing Brokers, the risk of failure by another party to perform according to the terms of a contract. The Sponsor monitors the creditworthiness of the commercial banks and Clearing Brokers. Business will only be conducted with reputable institutions.

The purchase and sale of futures are executed on an exchange and requires margin deposits with a Futures Commission Merchant (“FCM”). Additional deposits may be necessary for any loss on contract value. The U.S. Commodity Exchange Act, as amended, requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property, such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The Clearing Brokers are FCMs.

Due to currency forward contracts being traded in unregulated markets between principals, the Master Fund and the Series, via its investment in the Master Fund, also assumes a credit risk and the risk of loss from counterparty non-performance with respect to its currency trading. Additionally, the Master Fund and the Series, via its investment in the Master Fund, are exposed to the creditworthiness of the Clearing Brokers on these trades facilitated by the Clearing Brokers. In the event of either Clearing Broker’s bankruptcy, the Master Fund could lose all or substantially all of its assets not located in segregated funds.

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

Net trading results from derivatives for the period ended March 31, 2011 are reflected in the Series’ Condensed Statements of Operations and equal the realized and unrealized gain (loss) less trading costs. Such trading results reflect the Series’ allocated pro rata share of the net gain or (loss) arising from the Master Fund’s speculative trading of futures contracts and forward contracts and income earned on the OPCA.

The Members bear the risk of loss only to the extent of the fair value of their respective investment in the Series.

(6)           Administration

Spectrum Global Fund Administration, LLC (“Spectrum US”) served as Administrator for the Platform through December 9, 2010. AlphaMetrix360 LLC (“AlphaMetrix360”) served as the administrator subsequent to December 9, 2010. The Administrator is responsible for certain clerical and administrative functions of the Platform, including acting as registrar and transfer agent, calculation of NAV based on valuations provided by the Trading Advisors and the Sponsor (although the Sponsor is ultimately responsible for determining the NAV of each Fund).

AlphaMetrix360, an affiliate of the Sponsor, acquired the assets of Spectrum US as of December 9, 2010. The Sponsor has hired AlphaMetrix360 to provide administration services for the Series and the Master Fund.

(7)           Financial Highlights

The following financial highlights in the table below show the Series’ financial performance for the three months ended March 31, 2011 and 2010 for B-0 and B-2 Sub-Series Units. All performance returns noted are calculated based on the net asset value per Unit for financial reporting, with estimated organizational costs incurred prior to issuance of Units being expensed at the commencement of the operations of the Series. Total return is calculated as the change in a theoretical Member’s investment over the entire period - a percentage change in the Member’s capital value for the period. The information has been derived from information presented in the financial statements.

Regarding the information shown in the table below:

•
Per Unit operating performance is computed based upon the weighted-average net Units for the periods ended March 31, 2011 and 2010. Total return is calculated as the change in the net asset value per Unit for the periods ended March 31, 2011 and 2010, and is not annualized.

•
The net investment loss and total expense ratios are computed based upon the weighted average net assets for the period ended March 31, 2011 and 2010. Weighted average net assets include the performance fee and are computed using month-end net assets.  Net investment loss and expenses include the Series’ proportionate share of the Master Fund’s investment income (loss) and expenses, respectively.  Such ratios have been annualized, with the exception of the performance fee and organizational expense.

•	Organizational expense has been allocated equally to the B-0 and B-2 Sub-Series, i.e. 50% of such costs at January 1, 2010 to each Sub-Series.

An individual Member’s total return and ratios may vary from those below based on the timing of capital transactions.

	AlphaMetrix Managed Futures III LLC (WC Diversified Series)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Three Months Ended March 31, 2010
	B-0 Sub-Series	B-2 Sub-Series	B-0 Sub-Series	B-2 Sub-Series
Members’ capital per Unit - Beginning of Period	$1,075.684	$1,062.568	$1,000.000	$1,000.000

Per Unit data (for a Unit outstanding throughout the period)
Net investment loss	(12.179)	(17.225)	(263.546)	(136.921)
Net realized and unrealized gain on investments	29.472	27.403	108.214	100.467
Total from investment operations	17.293	10.178	(155.332)	(36.454)

Members’ capital per Unit - End of Period	$1,092.977	$1,072.746	$844.668	$963.546

Total return:
Total return before performance fee	1.98%	1.33%	(14.35%)	(1.63%)
Performance fee	(0.37%)	(0.37%)	(1.18%)	(2.02%)
Total return after performance fee	1.61%	0.96%	(15.53%)	(3.65%)

Ratios to average Members’ capital
Net investment loss	(3.36%)	(5.32%)	(38.51%)	(19.82%)

Expenses:
Expenses	3.19%	5.15%	37.28%	17.85%
Performance fee	0.37%	0.37%	1.56%	2.24%
Total expenses	3.56%	5.52%	38.84%	20.09%

(8)           Subsequent Events

In accordance with ASC 855, Subsequent Events, the Series has evaluated and disclosed all subsequent events through the date the financial statements are issued. Except for matters discussed in the following paragraph, there are no material events that would require disclosure in or adjustment to the Series’ financial statements through this date.

Member Subscriptions and Redemptions

Subsequent to March 31, 2011 and through the date the financial statements are issued, B-0 Members subscribed approximately $1,588,760 (of which $1,548,230 represents subscriptions received in advance as of March 31, 2011) and redeemed $0, and B-2 Members subscribed approximately $2,263,452 (of which $2,263,452 represents subscriptions received in advance as of March 31, 2011) and redeemed $0.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to Item 1 “Financial Statements.”  The information contained therein is essential to, and should be read in connection with, the following analysis.

All figures and performance returns noted in this Item 2 are based on the net asset value and/or the net asset value per Unit for all other purposes, which complies with GAAP, except with respect to estimated organizational and initial offering costs (which are being amortized over 60 months) as described in the “Notes to Condensed Financial Statements – (3) Related Party Transactions.”  All figures and performance returns communicated to investors are based on the net asset value and/or the net asset value per Unit for all other purposes.

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

Liquidity

The Series invests a portion of its assets in the Master Fund. Virtually all of the Master Fund’s capital is held in cash, cash equivalents, or the OPCA and may be used to margin the Master Fund’s futures and currency forward positions and is withdrawn, as necessary, to pay redemptions and expenses. The Master Fund does not maintain any sources of financing other than that made available by the Clearing Brokers to fund foreign currency settlements for those instruments transacted and settled in foreign currencies. The Master Fund pays prevailing market rates for such borrowings.

A portion of the assets maintained at the Master Fund’s Clearing Brokers are restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Brokers as of March 31, 2011 and

2010 was restricted cash for margin requirements of $23,101,404 and $31,296,877, respectively. This cash becomes unrestricted if the underlying positions it supports are liquidated.

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward currency trading, the Master Fund’s and the Series’ assets are highly liquid and are expected to remain so. Because the Master Fund’s assets are held in cash or in the OPCA, it expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances. This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy. From its commencement of operations on October 1, 2007 through March 31, 2011, the Master Fund experienced no meaningful periods of illiquidity in any of the markets in which it traded.

The Series processes redemptions on a monthly basis, with approximately corresponding redemptions out of the Master Fund. The B-2 Sub-Series had no redemptions for the three months ended March 31, 2011; the B-0 Sub-Series incurred aggregate redemptions of $117,177 (106.85 Units) for the three months ended March 31, 2011.

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

The Master Fund’s futures contracts are settled by offset and are generally cleared by the exchange clearinghouse function. Open futures positions are marked to market each trading day and the Master Fund’s trading accounts are debited or credited accordingly. The Master Fund’s spot and currency forward transactions conducted in the interbank market are settled by netting offsetting positions or payment obligations and by cash payments.

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

The investment objective of the Program is to achieve long-term capital appreciation through compound growth. The Trading Advisor attempts to achieve this goal by pursuing a diversified trading scheme that does not rely upon favorable conditions in any particular market, nor on market direction. The Program seeks to combine highly liquid financial instruments offering positive but low Sharpe ratios (which are designed to measure return relative to risk) and generally low correlation over the long term to other markets such as equities and fixed income. Please note, however, that there is no assurance that the Program will have a low correlation to other markets, even over the long term, and over the short term the Program may be highly correlated to other markets.

The Program employs what is traditionally know as a “systematic” approach to trading financial instruments. In this context, the term “systematic” implies that the vast majority of the trading decisions are executed, without discretion, either electronically or by a team responsible for the placement of orders based upon the instructions generated by the Winton Computer Trading System. A majority of the trades in the Program are executed electronically. The Program blends short-term trading with long-term trend following, using multiple time frames in addition to multiple models. As the name implies, the Program allocates for maximum diversification. A sophisticated system of risk management is evident in all aspects of the Program.

The Series’ account traded pursuant to the Program may experience returns that differ from other Trading Advisor accounts traded pursuant to the same Program due to, among other factors: (a) regulatory constraints on the ability of the Series to have exposure to certain contracts; (b) the Series’ selection of the Clearing Brokers, which affects access to markets; (c) the effect of intra-month adjustments to the trading level of the account; (d) the manner in which the account’s cash reserves are invested; (e) the size of the Series’ account; (f) the Series’ functional currency, the USD; and (g) the particular futures contracts traded by the Series’ account. Additionally, certain markets may not be liquid enough to be traded for the Series’ account.

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

The B-2 Sub-Series commenced trading activities January 1, 2010 with an initial capitalization of $107,500. As of March 31, 2011, the B-2 Sub-Series had a capitalization of $11,718,602 based on the net asset value for all other purposes. The B-0 Sub-Series had an initial capitalization of $125,000. As of March 31, 2011, the B-0 Sub-Series had a capitalization of $14,437,218 based on the net asset value for all other purposes.

Performance Summary

Quarter ending March 31, 2011

This performance description is a brief summary of how the Series performed during the quarter ending March 31, 2011, based on the underlying performance of the Master Fund in which the Series invests, and is not necessarily an indication of how the Series will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

For the three months ended March 31, 2011 the B-2 and B-0 Sub-Series had year-to-date returns of 0.79% and 1.28%, respectively, based on the net asset value for all other purposes (see “Notes to Financial Statements – (3) Related Party Transactions”).

January 1, 2011 to March 31, 2011

The B-2 Subseries posted a (0.21%) loss for the month ending March 31, 2011, a gain of 0.79% for the three months ended March 31, 2011 and an overall gain of 7.69% for the Series from the inception of trading on January 1, 2010 through March 31, 2011 (not annualized). The B-0 Sub-Series posted a (0.05%) loss for the month ending March 31, 2011, a gain of 1.28% for the three months ended March 31, 2011 and an overall gain of 9.64% for the Series from the inception of trading on January 1, 2010 through March 31, 2011 (not annualized).

The following discussion is based on the underlying performance of the Master Fund in which the Series invests.

The Series experienced a negative return in March 2011. The B-2 Sub-Series posted a loss of (0.21%), while the B-0 Sub-Series posted a loss of (0.05%). Winton’s fund weathered March’s turbulent markets reasonably well.  The program responded in line with stress-test expectations after the Japanese earthquake shock.  Positions directly exposed to the natural disaster were limited in scope, and only contributed minor harm to the portfolio. Petroleum holdings saw the largest gains over the course of the month, followed closely by a positive performance in the currencies sector. As assets now exceed US$20 billion, concerns about system capacity have arisen. However internal research indicates that the current asset levels are not expected to materially impact performance.

The B-2 Sub-Series posted a 1.21% return for the month ending February 28, 2011, a 1.00% gain for the year to date as of February 28, 2011 and an overall gain of 7.92% for the Series from the inception of trading on January 1, 2010 to February 28, 2011 (not annualized). The B-0 Sub-Series posted a 1.37% return for the month ending February 28, 2011, a 1.33% gain for the year to date as of February 28, 2011 and an overall gain of 9.69% for the Series from the inception of trading on January 1, 2010 to February 28, 2011 (not annualized).

The Series experienced a positive return in February 2011. The B-2 Sub-Series posted a gain of 1.21%, while the   B-0 Sub-Series posted a 1.37% gain. Social unrest in petroleum exporting countries captured headlines and influenced the movement of financial markets.  As conflicts developed in Egypt and Libya, the price of crude oil surged and the program profited as fears mounted that the contagion would spread from North Africa to the Middle East.  Accordingly, energy was the top performing sector in February, followed closely by precious metals positions in gold and silver. Soft agricultural commodities rose on record cotton highs, but these gains were offset with reversals in wheat and soybeans.  The Series suffered its largest losses in government bond holdings across Asia, Europe and North America.

The B-2 Sub-Series posted a (0.20%) loss for the month of January 2011 and an overall gain of 6.63% for the Series from the inception of trading on January 1, 2010 to January 31, 2011 (not annualized). The B-0 Sub-Series posted a (0.04%) loss for the month of January 2011 and an overall gain of 8.20% for the Series from the inception of trading on January 1, 2010 to January 31, 2011 (not annualized).

The Series experienced a slight loss in January 2011. The B-2 Sub-Series posted a loss of (0.20%), while the B-0 Sub-Series posted a (0.04%) loss. Gains were concentrated in agricultural commodities and stock market indices, while losses stemmed from foreign exchange and precious metal exposure.  Rapidly rising food prices have contributed to an unstable Middle Eastern economic climate, and worry over the balance of power in Egypt has catapulted Brent Crude over the $100/barrel price point.  However, calm settled in over the Eurozone at month’s end in reaction to a phenomenally successful bond issuance by the European Financial Stability Facility. Stock markets lifted in reaction to the generally optimistic outlook – flare-ups of civil unrest notwithstanding. Gold and other precious metals that have served as indicators of market fear fell, in a symbolic vote of confidence for global growth. With renewed optimism the fund has increased its research effort, led-off by the implementation of weekly research meetings attended by David Harding.

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

The B-2 and B-0 Sub-Series ended March 31, 2010 with year-to-date returns of 1.28% and 1.65%, respectively, based on the net asset value for all other purposes (see “Notes to Financial Statements – (3) Related Party Transactions”).

January 1, 2010 to March 31, 2010

The B-2 Sub-Series posted a 3.55% return for the month ending March 31, 2010, a gain of 1.28% for the three months ended March 31, 2010 and an overall gain of 1.28% for the Series from the inception of trading on January 1, 2010 through March 31, 2010 (not annualized). The B-0 Sub-Series posted a 3.57% return for the month ending March 31, 2010, a gain of 1.65% for the three months ended March 31, 2010 and an overall gain of 1.65% for the Series from the inception of trading on January 1, 2010 through March 31, 2010 (not annualized).

The following discussion is based on the underlying performance of the Master Fund in which the Series invests.

The Series experienced positive returns in March 2010. The B-2 Sub-Series posted a gain of 3.55%, while the B-0 Sub-Series posted a 3.57% return. Strong equity market trends helped the Series post gains for March, with the S&P 500 approaching its 18-month high. Global equity indices were the most profitable sector. The second best performing sector was agricultural commodities, with sugar prices being the epicenter of action as they retraced from their 25-year high of around 29 cents per pound back down to 16 cents per pound over the course of last two months. The Euro weakened against the USD towards the end of month after an initial rally seen during the first two weeks, to close back below the $1.35 mark to make a new low for the year. The Series posted gains trading both the developed and emerging market currencies. The natural gas markets declined for the month with prices trading below the $4 mark for the first time in six months, while crude oil prices gained to close above the $80 per barrel mark. Overall, the Series posted moderate gains in the energy sector. Lack of prominent trends in the fixed income markets resulted in minimal losses for the Series.

The B-2 Sub-Series posted a 1.44% return for the month ending February 28, 2010, a 2.19% loss for the year to date as of February 28, 2010 and an overall loss of 2.19% for the Series from the inception of trading on January 1, 2010 to February 28, 2010 (not annualized). The B-0 Sub-Series posted a 1.56% return for the month ending February 28, 2010, a 1.85% loss for the year to date as of February 28, 2010 and an overall loss of 1.85% for the Series from the inception of trading on January 1, 2010 to February 28, 2010 (not annualized).

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

The B-2 Sub-Series posted a 3.58% loss for the month of January 2010 and an overall loss of 3.58% for the Series from the inception of trading on January 1, 2010 to January 31, 2010 (not annualized). The B-0 Sub-Series posted a 3.36% loss for the month of January 2010 and an overall loss of 3.36% for the Series from the inception of trading on January 1, 2010 to January 31, 2010 (not annualized).

The Series experienced some difficulty in January 2010. The B-2 Sub-Series posted a loss of 3.58%, while the B-0 Sub-Series posted a 3.36% loss. Sudden trend reversals in some of the markets in the portfolio’s investment domain, especially global equity markets, proved adverse for the strategy. The Obama Administration’s announcement of its intention to reduce speculative activities by banks started the sharp sell-off in equity markets; most global equity indices declined in January. The Series’ loss in equities was partially offset by gains posted in the interest rate sector, especially short-term rate trading in Europe and North America. Interest rate trades were the most profitable for the Series in January. In the commodity market, the strengthening USD and poor economic growth outlooks resulted in commodity market sell-off. Energy markets declined in January; the Series experienced losses trading them. Copper started the year trading near its price highs and sold off toward month-end. Agricultural commodities generally declined for January, with sugar as an exception. Sugar traded near its highs and the Series was well-positioned to capture the positive upward trends.

Variables Affecting Performance

The principal variables that determine the net performance of the Series are gross profitability from the Series’ trading activity through its investment in the Master Fund and interest income.

The Series’ assets that are invested in the Master Fund are maintained at the Clearing Brokers, held in the AlphaMosaic SPC - Offshore Platform Cash Account, or held in cash at the Master Fund’s commercial bank. On assets held on deposit as margin with each Clearing Broker, the relevant Clearing Broker will credit the Master Fund with interest as of the end of each month currently at a rate equal to a certain percentage of the U.S. Treasury bill rates with the remaining portion retained by the relevant Clearing Broker. In the case of non-USD instruments, the Clearing Brokers lend to all required non-USD currencies at a local short-term interest rate plus a spread. On assets held at the Offshore Platform Cash Account, the Offshore Platform Cash Account will credit the Master Fund an amount equal to 90% of the 3-month Treasury Bill rate after transaction costs as long as such rate is earned by the Offshore Platform Cash Account. If the return on the Offshore Platform Cash Account is less than 90% of the 3-month Treasury Bill rate, the Master Fund will receive its pro rata share of all interest actually earned by the Offshore Platform Cash Account.

The Series’ Management Fee, Sponsor’s Fee and Service Provider Fees are a constant percentage of the Series’ net asset value for all other purposes. Brokerage commissions, which are not based on a percentage of the Series’ net assets, are based on the volume of trades executed and cleared on behalf of the Series. Brokerage commissions are based on the actual number of contracts traded. The Performance Fees payable to the Trading Advisor are based on the new net trading profits, if any, generated by the Master Fund and allocated to the Series, excluding interest income and after reduction for brokerage commissions and certain other fees and expenses.

Most of the instruments traded on behalf of the Series are highly liquid and can generally be closed out immediately by the Master Fund, so that unrealized profits can generally be realized quickly if the relevant positions are closed out.

Off-balance Sheet Arrangements

The Series has no applicable off-balance sheet arrangements of the type described in Item 3.03(a)(4) of Regulation S-K.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable; the Series is a smaller reporting company.

Item 4:  Controls and Procedures

The Sponsor, with the participation of the Sponsor’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Platform and the Series as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Platform’s or the Series’ internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1:  Legal Proceedings

The Sponsor is not aware of any pending legal proceedings to which either the Series is a party or to which any of its assets are subject.

Item 1A:  Risk Factors

Not Required.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not applicable; previously filed on Forms 8-K

(b)           Not applicable.

(c)
Pursuant to the Platform’s Limited Liability Company Agreement and the Series’ Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit for all other purposes (i.e. including the amortization of estimated organizational and initial offering costs). The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following tables summarize the redemptions by Members during the first quarter of 2011:

Consolidated

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for
		All Other Purposes

January 31, 2011	-	1,074.537
February 28, 2011	46.79	1,093.450
March 31, 2011	60.06	1,087.568

Total	106.85

B-0

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for
		All Other Purposes

January 31, 2011	-	1,082.033
February 28, 2011	46.79	1,105.958
March 31, 2011	60.06	1,096.377

Total	106.85

B-2

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for
		All Other Purposes

January 31, 2011	-	1,066.269
February 28, 2011	-	1,079.157
March 31, 2011	-	1,076.859

Total	-

Item 3:                      Defaults Upon Senior Securities

(a)           None.
(b)           None.

Item 4:                      (Removed and Reserved)

Item 5:                      Other Information

(a)           None.
(b)           Not applicable.

Item 6:                      Exhibits

The following exhibits are included herewith.

Exhibit Number	Description of Document
1.1*	Selling Agreement.
3.1*	Certificate of Formation of AlphaMetrix Managed Futures III LLC.
4.1*	Limited Liability Company Operating Agreement of AlphaMetrix Managed Futures III LLC.
4.2*	Separate Series Agreement for the Series.
10.1*	Trading Management Agreement.
10.2*	Assignment of Trading Management Agreement
10.3*	Amendment of Trading Management Agreement
10.4	Administrative Services Agreement
21.1*	List of Subsidiaries.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Financial Statements of AlphaMetrix WC Diversified Fund – MT0041 (Master Fund) (unaudited) for the three months ended March 31, 2011 and 2010.

* Incorporated by reference to the Series’ Form 10 filed on December 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of AlphaMetrix Managed Futures III LLC on behalf of itself and its series, AlphaMetrix WC Diversified Series, by the undersigned thereunto duly authorized.

Dated: May 13, 2011

ALPHAMETRIX MANAGED FUTURES III LLC

By:  AlphaMetrix, LLC.
Sponsor

By: /s/ Aleks Kins
Name:  Aleks Kins
Title:  President and Chief Executive Officer