Form 10-Q
period 2011-06-30
AlphaMetrix Managed Futures III LLC
filed 2011-08-12
CIK 1473675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to

Commission file number: 000-53864

ALPHAMETRIX MANAGED FUTURES III LLC
(Exact name of registrant as specified in its charter)

Delaware	27-1248567
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

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

Yes ☒ No ☐

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
Yes ☐ No ☒

ii

ALPHAMETRIX FUTURES III LLC

QUARTERLY REPORT FOR PERIOD ENDED JUNE 30, 2011 ON FORM 10-Q

iii

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)
Condensed Statements of Financial Condition (Unaudited)

	WC Diversified Series June 30, 2011 (Unaudited)	AlphaMetrix Managed Futures III LLC June 30, 2011 (Unaudited)	WC Diversified Series December 31, 2010	AlphaMetrix Managed Futures III LLC December 31, 2010

Assets
Investment in AlphaMetrix WC Diversified Fund - MT0041, at fair value:	$14,959,548	$14,959,548	$6,590,406	$6,590,406
Cash at bank	32,567,872	32,567,872	14,404,275	14,404,275
Prepaid commissions	190,212	190,212	99,297	99,297

Total assets	$47,717,632	$47,717,632	$21,093,978	$21,093,978

Liabilities and Members’ Capital
Liabilities
Accrued sponsor’s fee	$13,162	$13,162	$5,299	$5,299
Accrued management fees	75,116	75,116	30,878	30,878
Accrued performance fees	862	862	129,469	129,469
Accrued sales commissions	6,010	6,010	—	—
Accrued operating costs and administrative fees	5,498	5,498	4,463	4,463
Redemptions payable	147,839	147,839	—	—
Subscriptions received in advance	7,741,300	7,741,300	4,723,040	4,723,040

Total liabilities	7,989,787	7,989,787	4,893,149	4,893,149

Members’ Capital
B0 Members (19,929.06 and 7,030.08 units outstanding at June 30, 2011, and December 31, 2010, respectively, unlimited units authorized)	21,217,596	21,217,596	7,562,143	7,562,143
B2 Members (17,791.65 and 8,120 units outstanding at June 30, 2011, and December 31, 2010, respectively, unlimited units authorized)	18,499,851	18,499,851	8,628,060	8,628,060
Sponsor (10 units outstanding at June 30, 2011, and December 31, 2010, respectively, unlimited units authorized)	10,398	10,398	10,626	10,626

Total members’ capital	39,727,845	39,727,845	16,200,829	16,200,829

Total liabilities and members’ capital	$47,717,632	$47,717,632	$21,093,978	$21,093,978

NAV per Share
B0	$1,064.656	$1,064.656	$1,075.684	$1,075.684
B2	1,039.805	1,039.805	1,062.568	1,062.568
Sponsor	1,039.805	1,039.805	1,062.568	1,062.568

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)
Condensed Statements of Operations
For the three and six months ended June 30, 2011 and 2010
(Unaudited)

	2011

	WC Diversified Series April 1, 2011 - June 30, 2011	AlphaMetrix Managed Futures III LLC April 1, 2011 - June 30, 2011	WC Diversified Series January 1, 2011 - June 30, 2011	AlphaMetrix Managed Futures III LLC January 1, 2011 - June 30, 2011
NET INVESTMENT LOSS ALLOCATED FROM
ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Interest income	$12,361	$12,361	$23,756	$23,756
Trading costs	(9,732)	(9,732)	(15,042)	(15,042)
Cash manager and sponsor fees	(10,410)	(10,410)	(17,344)	(17,344)

Net investment loss allocated from AlphaMetrix WC Diversified Fund - MT0041:	(7,781)	(7,781)	(8,630)	(8,630)

FUND NET INVESTMENT LOSS:
Sponsor fee	(35,940)	(35,940)	(59,046)	(59,046)
Operating costs	(29,498)	(29,498)	(48,295)	(48,295)
Management fee	(202,122)	(202,122)	(334,550)	(334,550)
Performance fee	(862)	(862)	(87,250)	(87,250)
Sales commissions (Placement fees)	(84,287)	(84,287)	(136,568)	(136,568)

Net investment loss	(352,709)	(352,709)	(665,709)	(665,709)

TOTAL NET INVESTMENT LOSS	(360,490)	(360,490)	(674,339)	(674,339)

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Net realized gain (loss)	193,891	193,891	1,079,826	1,079,826
Net increase (decrease) in unrealized appreciation (depreciation)	(1,218,020)	(1,218,020)	(1,544,254)	(1,544,254)

Total realized and unrealized gain (loss) allocated from AlphaMetrix WC Diversified Fund - MT0041:	(1,024,129)	(1,024,129)	(464,428)	(464,428)

Net increase (decrease) in net assets resulting from operations	$(1,384,619)	$(1,384,619)	$(1,138,767)	$(1,138,767)

Net increase (decrease) in net assets resulting from operations per unit:
Weighted average number of units outstanding	33,009.89	33,009.89	27,305.40	27,305.40

Net income (loss) per weighted average unit	$(41.95)	$(41.95)	$(41.70)	$(41.70)

(Continued)

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)
Condensed Statements of Operations
For the three and six months ended June 30, 2011 and 2010
(Unaudited)

	2010

	WC Diversified Series April 1, 2010 - June 30, 2010	AlphaMetrix Managed Futures III LLC April 1, 2010 - June 30, 2010	WC Diversified Series January 1, 2010 - June 30, 2010	AlphaMetrix Managed Futures III LLC January 1, 2010 - June 30, 2010

NET INVESTMENT LOSS ALLOCATED FROM ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Interest income	$457	$457	$488	$488
Trading costs	(1,417)	(1,417)	(1,621)	(1,621)
Cash manager and sponsor fees	—	—	—	—

Net investment loss allocated from AlphaMetrix WC Diversified Fund - MT0041:	(960)	(960)	(1,133)	(1,133)

FUND NET INVESTMENT LOSS:
Interest income	1,274	1,274	1,554	1,554
Sponsor fee	(4,948)	(4,948)	(5,578)	(5,578)
Bank fees	286	286	(572)	(572)
Operating costs	(3,290)	(3,290)	(3,708)	(3,708)
Management fee	(22,338)	(22,338)	(25,196)	(25,196)
Performance fee	(15,292)	(15,292)	(24,228)	(24,228)
Organizational expense	(46,481)	(46,481)	(119,362)	(119,362)
Sales commissions (Placement fees)	(14,849)	(14,849)	(16,536)	(16,536)

Net investment loss	(105,638)	(105,638)	(193,626)	(193,626)

TOTAL NET INVESTMENT LOSS	(106,598)	(106,598)	(194,759)	(194,759)

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Net realized gain (loss)	259,217	259,217	278,491	278,491
Net increase (decrease) in unrealized appreciation (depreciation)	(158,944)	(158,944)	(130,477)	(130,477)

Total realized and unrealized gain (loss) allocated from AlphaMetrix WC Diversified Fund - MT0041:	100,273	100,273	148,014	148,014

Net increase (decrease) in net assets resulting from operations	$(6,325)	$(6,325)	$(46,745)	$(46,745)

Net increase (decrease) in net assets resulting from operations per unit:
Weighted average number of units outstanding	3,878.64	3,878.64	2,191.68	2,191.68

Net income (loss) per weighted average unit	$(1.63)	$(1.63)	$(21.33)	$(21.33)

(Concluded)

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC

(A Delaware Series Limited Liability Company)
Condensed Statements of Changes in Members’ Capital
For the six months ended June 30, 2011 and 2010
(Unaudited)

	WC Diversified Series B-0 Members		WC Diversified Series B-2 Members		WC Diversified Series Sponsor (B-2)		WC Diversified Series Total		AlphaMetrix Managed Futures III LLC

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members’ capital at January 1, 2011	$7,562,143	7,030.08	$8,628,060	8,120.00	$10,626	10.00	$16,200,829	15,160.08	$16,200,829	15,160.08
Member subscriptions	14,542,679	13,239.24	10,536,979	9,710.30	—	—	25,079,658	22,949.54	25,079,658	22,949.54
Member redemptions	(371,760)	(340.26)	(42,115)	(38.65)	—	—	(413,875)	(378.91)	(413,875)	(378.91)
Net investment income (loss)	(287,546)	—	(386,499)	—	(294)	—	(674,339)	—	(674,339)	—
Total realized and unrealized gain (loss) allocated from AlphaMetrix WC Diversified Fund - MT0041	(227,920)	—	(236,574)	—	66	—	(464,428)	—	(464,428)	—

Members’ capital at June 30, 2011	$21,217,596	19,929.06	$18,499,851	17,791.65	$10,398	10.00	$39,727,845	37,730.71	$39,727,845	37,730.71

Net asset value per unit at January 1, 2011	$1,075.684		$1,062.568		$1,062.568
Change in net asset value per unit	(11.028)		(22.763)		(22.763)

Net asset value per unit at June 30, 2011	$1,064.656		$1,039.805		$1,039.805

	WC Diversified Series B-0 Members		WC Diversified Series B-2 Members		WC Diversified Series Sponsor (B-2)		WC Diversified Series Total		AlphaMetrix Managed Futures III LLC

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members’ capital at January 1, 2010 (commencement of trading/issuance of shares)	$—	—	$—	—	$—	—	$—	—	$—	—
Member subscriptions	1,535,000	1,514.35	3,517,424	3,488.46	10,000	10.00	5,062,424	5,012.81	5,062,424	5,012.81
Member redemptions	—	—	(25,598)	(25.00)	—	—	(25,598)	(25.00)	(25,598)	(25.00)
Net investment income (loss)	(74,295)	—	(119,780)	—	(682)	—	(194,757)	—	(194,757)	—
Total realized and unrealized gain (loss) allocated from AlphaMetrix WC Diversified Fund - MT0041	37,892	—	109,386	—	734	—	148,012	—	148,012	—

Members’ capital at June 30, 2010	$1,498,597	1,514.35	$3,481,432	3,463.46	$10,052	10.00	$4,990,081	4,987.81	$4,990,081	4,987.81

Net asset value per unit at January 1, 2010 (commencement of trading)	$1,000.000		$1,000.000		$1,000.000
Change in net asset value per unit	(10.403)		5.189		5.189

Net asset value per unit at June 30, 2010	$989.597		$1,005.189		$1,005.189

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

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

The accompanying unaudited financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the Series’ financial condition at June 30, 2011 (unaudited) and December 31, 2010, and results of its operations and changes in its members’ capital for the three and six months ended June 30, 2011 and 2010 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and notes included in the Series’ annual report on Form 10-K filed with the SEC for the year ended December 31, 2010. The December 31, 2010 information has been derived from the audited financial statements as of December 31, 2010.

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

Investment

The Series invests in the Master Fund. The Series’ investment in the Master Fund is carried at fair value and represents the Series’ pro rata interest in the net assets of the Master Fund as of the close of business on the relevant valuation date. The Master Fund’s assets are carried at fair value. At each valuation date, the Master Fund’s income, expenses, net realized gain/(loss) and net increase/(decrease) in unrealized appreciation/(depreciation) are allocated to the Series based on the Series’ pro rata interest in the net assets of the Master Fund, and recorded in the Series’ Condensed Statements of Operations. The Master Fund provides the Series with daily estimated net asset valuations. The financial statements of the Master Fund are attached to this report and should be read in conjunction with the Series’ financial statements.

Basis of Presentation

Pursuant to rules and regulations of the SEC, financial statements are presented for the Platform as a whole and for the WC Diversified Series. The accompanying financial statements and notes thereto include financial statements and footnote totals for the Platform as a whole. For the avoidance of doubt, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular segregated series shall be enforceable only against the assets of such series and not against the assets of the Platform generally or any other segregated series. Accordingly, the assets of one segregated series of the Platform include only those funds and other assets that are paid to, held by or distributed to the Platform on account of and for the benefit of that segregated series, including, without limitation, funds delivered to the Platform for the purchase of Units in that segregated series. As of June 30, 2011 and 2010, and December 31, 2010, the WC Diversified Series exists as the only segregated series on the Platform.

The Series is a feeder fund to the Master Fund and other funds sponsored by the Sponsor invest in the Master Fund. At June 30, 2011, the Series’ investment in the Master Fund was $14,959,548, approximately 16.89% of the Master Fund’s net assets. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946 Financial Services – Investment Companies, the Series and the Master Fund are not consolidated.

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

Cash

Cash is maintained in the custody of commercial banks and includes cash received related to subscriptions received in advance. The Master Fund traded on a leverage basis of approximately: (a) two to one from January 1, 2010 through January 18, 2010; (b) two and a half to one from January 19, 2010 through June 30, 2011. In order to maintain the Series’ overall portfolio at a leverage of approximately one, the Series’ capital not needed at the Master Fund to maintain a leverage of one will be held in the cash account maintained by the Series as opposed to being invested into the Master Fund. The Sponsor will rebalance the amounts held as it deems necessary to keep the Series’ capital leverage factor at approximately one.

Prepaid assets

Prepaid assets represent insurance contracts that are maintained by the Series as well as the ongoing sales commissions (the “Sales Commission”, “Initial Sales Commission” or “Placement Fee”). Insurance premiums paid are capitalized and expensed over the term of the contract. Refer to below section “Sales Commission”.

Subscriptions received in advance

Subscriptions received in advance are subscriptions for shares effective subsequent to period end.

Redemptions payable

Redemptions payable are share redemptions effective June 30, 2011 but paid subsequent to period end.

Fair Value of Investments

FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in an active market. Under ASC 820, fair value measurements are disclosed by level within that hierarchy, as follows:

Level 1 — Values for investments classified as Level 1 are based on unadjusted quoted prices for identical investments in an active market. Since valuations are based on quoted prices that are readily accessible at the measurement date, valuation of these investments does not entail a significant degree of judgment.

Level 2 — Values for investments classified as Level 2 are based on quoted prices for similar investments in active or non-active markets for which all significant inputs are observable either directly or indirectly. Level 2 inputs may also include discounts related to restrictions on the investments.

Level 3 — Values for investments classified as Level 3 are based on prices or valuation techniques that require inputs that are both significant to the fair value and unobservable, including valuations by the Sponsor or custodian in the absence of readily ascertainable market values.

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

Income Taxes

The Platform follows the provisions of FASB ASC Topic 740, Income Taxes (“ASC 740”), related to accounting for uncertainty in income taxes. ASC 740 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. ASC 740 requires the evaluation of tax positions taken in the course of preparing the tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. As of June 30, 2011, no liability was recognized in connection with ASC 740. The Platform is subject to income tax examinations by tax authorities for all tax years since its inception date.

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

Redemption Fee

If a Member redeems his or her investment in the B-2 Units before the end of the sixth calendar month following such Member’s initial investment in the B-2 Units (the “Initial Investment”), such Redemption will be subject to a Redemption Fee (the “Redemption Fee”) equal to 2% of such Member’s Initial Investment. If a Member Redeems his or her investment in the B-2 Units following the sixth month-end after the date of his or her Initial Investment but prior to the twelfth month-end after the date of such Member’s Initial Investment, such Redemption will be subject to a Redemption Fee equal to 1% of such Member’s Initial Investment in the B-2 Units. The Redemption Fee will be pro rated for partial redemptions prior to the twelfth month-end following such Member’s Initial Investment, i.e. if the Member withdraws 50% of his or her current investment in the B-2 Units, 50% of the Redemption Fee will be due upon Redemption. In no case will the sum of all Redemption Fees paid by a Member be greater than the Initial Sales Commission paid by such Member. Redemption fees amounted to $200 and $500 for the six months ended June 30, 2011 and 2010.

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

The Series incurred Sponsor’s fees of $35,940 and $59,046 and $4,948 and $5,578 for the three and six months ended June 30, 2011 and 2010, respectively, of which $13,162 and $5,578 is owed to the Sponsor at June 30, 2011 and 2010.

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

WC Diversified Series Net Asset Values

The quarterly net asset value and net asset value per Unit since commencement of operations are as follows:

B-0 Sub-series

	Net Asset Value		Number of Units	Net Asset Value per Unit

	All Other Purposes	Financial Reporting		All Other Purposes	Financial Reporting

Price at Commencement*				$1,000.000	$1,000.000
March 31, 2010	$204,747	$170,129	201.42	1,016.543	844.668
June 30, 2010	$1,552,311	$1,498,597	1,514.35	1,025.067	989.597
September 30, 2010	$3,449,930	$3,399,202	3,299.18	1,045.693	1,030.317
December 31, 2010	$7,609,887	$7,562,143	7,030.08	1,082.475	1,075.684
March 31, 2011	$14,437,218	$14,392,458	13,168.12	1,096.377	1,092.977
June 30, 2011	$21,259,372	$21,217,596	19,929.06	1,066.753	1,064.656

Total return after performance fee, from the commencement of operations through the period ended June 30, 2011				6.68%	6.47%

* Commencement of operations of the Series was January 1, 2010

B-2 Sub-series

	Net Asset Value		Number of Units	Net Asset Value per Unit

	All Other Purposes	Financial Reporting		All Other Purposes	Financial Reporting

Price at Commencement*				$1,000.000	$1,000.000
March 31, 2010	$711,568	$676,948	702.56	1,012.822	963.546
June 30, 2010	$3,545,196	$3,491,484	3,473.46	1,020.653	1,005.189
September 30, 2010	$4,167,206	$4,116,477	4,017.54	1,037.254	1,024.627
December 31, 2010	$8,686,430	$8,638,686	8,130.00	1,068.441	1,062.568
March 31, 2011	$11,718,602	$11,673,842	10,882.20	1,076.859	1,072.746
June 30, 2011	$18,552,025	$18,510,249	17,801.65	1,042.152	1,039.805

Total return after performance fee, from the commencement of operations through the period ended June 30, 2011				4.22%	3.98%

* Commencement of operations of the Series was January 1, 2010

(4) Management and Performance Fees

The Series is subject to a monthly management fee (the “Management Fee”) at the rate of 0.1875% (a 2.25% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 3) calculated before reduction for any Management Fees, Performance Fees, Service Provider Fees, Sponsor’s Fees, Sales Commission or Extraordinary Fees accrued (including performance fees accrued in a prior month) as of such month-end and before giving effect to any capital subscriptions made as of the beginning of the month immediately following such month-end and before any redemptions accrued during or as of such month-end, but after all expenses as of such month-end. The Sponsor will receive the Management Fee and the Performance Fee, and will remit such fees to the Trading Advisor, although the Selling Agents or an Affiliate may receive a portion of such fees not paid over to the Trading Advisor. The Series incurred Management Fees of $202,122 and $334,550 and $22,338 and $25,196 for the three and six months ended June 30, 2011 and 2010, respectively, of which $75,116 and $25,196 is payable at June 30, 2011 and 2010.

The Series is subject to a quarterly performance fee (the “Performance Fee”) equal to 20% which is paid at the Series level but is calculated based on the Series’ share of the Master Fund’s new Net Trading Profits as defined by the excess, if any, of the cumulative level of Net Trading Profits attributable to the Series at the end of such quarter over the highest level of cumulative Net Trading Profits as of the end of any preceding quarter (the “High Water Mark”). The Series incurred Performance Fees of $862 and $87,250 and $15,292 and $24,228 for the three and six months ended June 30, 2011 and 2010, respectively, of which $862 and $24,228 was payable at June 30, 2011 and 2010.

The Trading Advisor has entered into a Trading Agreement with the Master Fund.

The Sponsor, in consultation with the Trading Advisor, may waive, rebate or reduce Management and/or Performance Fees for certain Members without entitling other Members to such waiver, rebate or reduction.

(5) Trading Activities and Related Market and Credit Risk

The Series, via its investment in the Master Fund, engages in the speculative trading of derivatives. The Series does not have any direct commitments to buy or sell financial instruments, including derivatives. The Series has indirect commitments that arise through positions held by the Master Fund in which the Series invests. However, as an investor in a Master Fund, the Series’ risk at June 30, 2011, is limited to the fair value of its investment in the Master Fund.

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

Net trading results from derivatives for the period ended June 30, 2011 are reflected in the Series’ Condensed Statements of Operations and equal the realized and unrealized gain (loss) less trading costs. Such trading results reflect the Series’ allocated pro rata share of the net gain or (loss) arising from the Master Fund’s speculative trading of futures contracts and forward contracts and income earned on the OPCA.

The Members bear the risk of loss only to the extent of the fair value of their respective investment in the Series.

(6) Administration

Spectrum Global Fund Administration, LLC (“Spectrum US”) served as Administrator for the Platform through December 9, 2010. AlphaMetrix360 LLC (“AlphaMetrix360) served as the administrator subsequent to December 9, 2010. The Administrator is responsible for certain clerical and administrative functions of the Platform, including acting as registrar and transfer agent, calculation of NAV based on valuations provided by the Trading Advisors and the Sponsor (although the Sponsor is ultimately responsible for determining the NAV of each Fund).

AlphaMetrix360, an affiliate of the Sponsor, acquired the assets of Spectrum US as of December 9, 2010. The Sponsor has hired AlphaMetrix360 to provide administration services for the Series and the Master Fund.

(7) Financial Highlights

The following financial highlights in the table below show the Series’ financial performance for the six months ended June 30, 2011 and 2010 for B-0 and B-2 Sub-Series Units. All performance returns noted are calculated based on the net asset value per Unit for financial reporting, with estimated organizational costs incurred prior to issuance of Units being expensed at the commencement of the operations of the Series. Total return is calculated as the change in a theoretical Member’s investment over the entire period - a percentage change in the Member’s capital value for the period. The information has been derived from information presented in the financial statements.

          Regarding the information shown in the table below:

•

Per Unit operating performance is computed based upon the weighted-average net Units for the periods ended June 30, 2011 and 2010. Total return is calculated as the change in the net asset value per Unit for the periods ended June 30, 2011 and 2010, and is not annualized.

•

The net investment loss and total expense ratios are computed based upon the weighted average net assets for the period ended June 30, 2011 and 2010. Weighted average net assets include the performance fee and are computed using month-end net assets. Net investment loss and expenses include the Series’ proportionate share of the Master Fund’s investment income (loss) and expenses, respectively. Such ratios have been annualized, with the exception of the performance fee and organizational expense.

•	Organizational expense has been allocated equally to the B-0 and B-2 Sub-Series, i.e. 50% of such costs at January 1, 2010 to each Sub-Series.

An individual Member’s total return and ratios may vary from those below based on the timing of capital transactions.

	AlphaMetrix Managed Futures III LLC (WC Diversified Series)

	Six Months Ended June 30, 2011 B-0 Sub-Series	Six Months Ended June 30, 2011 B-2 Sub-Series	Six Months Ended June 30, 2010 B-0 Sub-Series	Six Months Ended June 30, 2010 B-2 Sub-Series

Members’ capital per Unit - Beginning of Period	$1,075.684	$1,062.568	$1,000.000	$1,000.000

Per Unit data (for a Unit outstanding throughout the period)
Net investment loss	(19.950)	(30.002)	(143.396)	(71.979)
Net realized and unrealized gain/(loss) on investments	8.922	7.239	132.993	77.168

Total from investment operations	(11.028)	(22.763)	(10.403)	5.189

Members’ capital per Unit - End of Period	$1,064.656	$1,039.805	$989.597	$1,005.189

Total return:
Total return before performance fee	(0.73%)	(1.85%)	0.18%	1.59%
Performance fee	(0.30%)	(0.29%)	(1.22%)	(1.07%)

Total return after performance fee	(1.03%)	(2.14%)	(1.04%)	0.52%

Ratios to average Members’ capital
Net investment loss	(3.35%)	(5.32%)	(16.99%)	(9.99%)

Expenses:
Expenses	3.21%	5.19%	15.94%	8.94%
Performance fee	0.30%	0.29%	1.30%	1.08%

Total expenses	3.51%	5.48%	17.24%	10.02%

(8) Subsequent Events

In accordance with ASC 855, Subsequent Events, the Series has evaluated and disclosed all subsequent events through the date the financial statements are issued. Except for matters discussed in the following paragraph, there are no material events that would require disclosure in or adjustment to the Series’ financial statements through this date.

Member Subscriptions and Redemptions

Subsequent to June 30, 2011 and through the date the financial statements are issued, B-0 Members subscribed approximately $6,363,839 (of which $4,955,000 represents subscriptions received in advance as of June 30, 2011) and redeemed $147,839, and B-2 Members subscribed approximately $4,653,300 (of which $2,786,300 represents subscriptions received in advance as of June 30, 2011) and redeemed $0.

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

A portion of the assets maintained at the Master Fund’s Clearing Brokers are restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Brokers as of June 30, 2011 and 2010 was restricted cash for margin requirements of $2,701,983 and $23,025,518, respectively. This cash becomes unrestricted if the underlying positions it supports are liquidated.

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward currency trading, the Master Fund’s and the Series’ assets are highly liquid and are expected to remain so. Because the Master Fund’s assets are held in cash or in the OPCA, it expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances. This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy. From its commencement of operations on October 1, 2007 through June 30, 2011, the Master Fund experienced no meaningful periods of illiquidity in any of the markets in which it traded.

The Series processes redemptions on a monthly basis, with approximately corresponding redemptions out of the Master Fund. The B-2 Sub-Series incurred aggregate redemptions of $42,115 (38.65 Units) for the six months ended June 30, 2011; the B-0 Sub-Series incurred aggregate redemptions of $371,760 (340.26 Units) for the six months ended June 30, 2011.

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

The B-2 Sub-Series commenced trading activities January 1, 2010 with an initial capitalization of $107,500. As of June 30, 2011, the B-2 Sub-Series had a capitalization of $18,552,025 based on the net asset value for all other purposes. The B-0 Sub-Series had an initial capitalization of $125,000. As of June 30, 2011, the B-0 Sub-Series had a capitalization of $21,259,372 based on the net asset value for all other purposes.

Performance Summary

Quarter ended June 30, 2011

This performance description is a brief summary of how the Series performed during the quarter ended June 30, 2011, based on the underlying performance of the Master Fund in which the Series invests, and is not necessarily an indication of how the Series will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

For the six months ended June 30, 2011 the B-2 and B-0 Sub-Series had year-to-date losses of (2.46%) and (1.45%), respectively, based on the net asset value for all other purposes (see “Notes to Financial Statements – (3) Related Party Transactions”).

The following discussion is based on the underlying performance of the Master Fund in which the Series invests.

April 1, 2011 to June 30, 2011

The B-2 Subseries posted a (3.05%) loss for the month ended June 30, 2011, a loss of (3.22%) and (2.46%) for the three and six months ended June 30, 2011 and an overall gain of 4.22% for the Series from the inception of trading on January 1, 2010 through June 30, 2011 (not annualized). The B-0 Sub-Series posted a (2.88%) loss for the month ended June 30, 2011, a loss of (2.70%) and (1.45%) for the three and six months ended June 30, 2011 and an overall gain of 6.68% for the Series from the inception of trading on January 1, 2010 through June 30, 2011 (not annualized).

The Series experienced a negative return in June 2011. The B-2 Sub-Series posted a (3.05%) loss and the B-0 Sub-Series posted a (2.88%) loss. The negative trends that characterized May tended to continue into June. It appears there might have been some major inflection points in trends the Series has been participating in this year. Equity indices, energies and agricultural holdings were the largest negative contributors to the Series’ performance. Positions in precious metals, base metals and bond also negatively impacted performance. Currencies contributed modest gains.

The B-2 Sub-Series posted a (2.64%) loss for the month ended May 31, 2011, a 0.60% gain for the year to date as of May 31, 2011 and an overall gain of 7.49% for the Series from the inception of trading on January 1, 2010 to May 31, 2011 (not annualized). The B-0 Sub-Series posted a (2.43%) loss for the month ended May 31, 2011, a 1.47% gain for the year to date as of May 31, 2011 and an overall gain of 9.84% for the Series from the inception of trading on January 1, 2010 to May 31, 2011 (not annualized).

The Series experienced a negative return in May 2011. The B-2 Sub-Series posted a (2.64%) loss and the B-0 Sub-Series posted a (2.43%) loss. Many of the featured market trends in April sharply reversed themselves in May. Commodities, base metals and oil suffered especially sharp reversals. Accordingly, currencies and energy positions were the largest negative contributors to the Series’ performance. Positions in equities indices, precious metals, base metals and crops performed negatively as well. The only sector with continued moves from April was in fixed income, which contributed modest gains to the Series.

The B-2 Sub-Series posted a 2.52% return for the month ended April 30, 2011, a 3.33% gain for the year to date as of April 30, 2011 and an overall gain of 10.40% for the Series from the inception of trading on January 1, 2010 to April 30, 2011 (not annualized). The B-0 Sub-Series posted a 2.68% return for the month ended April 30, 2011, a 4.00% gain for the year to date as of April 30, 2011 and an overall gain of 12.58% for the Series from the inception of trading on January 1, 2010 to April 30, 2011 (not annualized).

The Series experienced a positive return in April 2011. The B-2 Sub-Series posted a 2.52% return, while the B-0 Sub-Series posted a 2.68% return. Sovereign credit concerns strongly influenced the direction of many markets. The ECB benchmark rate hike sent the Euro higher, overshadowing the growing uncertainty around Greek and Portuguese fiscal troubles. The U.S. Dollar came under pressure with Standard and Poor’s reduction of the long-term credit outlook of the United States. Gold and oil rallied into the end of the month in response. Accordingly, currencies were the top performer for the month, driven mainly by long positions in the Euro. Energies, precious metals and equity indices positions likewise contributed strong positive results to the portfolio. The Series suffered slight losses in its bond holdings.

Quarter ended March 31, 2011

This performance description is a brief summary of how the Series performed during the quarter ended March 31, 2011, based on the underlying performance of the Master Fund in which the Series invests, and is not necessarily an indication of how the Series will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

For the three months ended March 31, 2011 the B-2 and B-0 Sub-Series had year-to-date returns of 0.79% and 1.28%, respectively, based on the net asset value for all other purposes (see “Notes to Financial Statements – (3) Related Party Transactions”).

January 1, 2011 to March 31, 2011

The B-2 Subseries posted a (0.21%) loss for the month ended March 31, 2011, a gain of 0.79% for the three months ended March 31, 2011 and an overall gain of 7.69% for the Series from the inception of trading on January 1, 2010 through March 31, 2011 (not annualized). The B-0 Sub-Series posted a (0.05%) loss for the month ended March 31, 2011, a gain of 1.28% for the three months ended March 31, 2011 and an overall gain of 9.64% for the Series from the inception of trading on January 1, 2010 through March 31, 2011 (not annualized).

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

The B-2 Sub-Series posted a 1.21% return for the month ended February 28, 2011, a 1.00% gain for the year to date as of February 28, 2011 and an overall gain of 7.92% for the Series from the inception of trading on January 1, 2010 to February 28, 2011 (not annualized). The B-0 Sub-Series posted a 1.37% return for the month ended February 28,

2011, a 1.33% gain for the year to date as of February 28, 2011 and an overall gain of 9.69% for the Series from the inception of trading on January 1, 2010 to February 28, 2011 (not annualized).

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

Quarter ended June 30, 2010

This performance description is a brief summary of how the Series performed during the quarter ended June 30, 2010, based on the underlying performance of the Master Fund in which the Series invests, and is not necessarily an indication of how the Series will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

The B-2 and B-0 Subseries ended June 30, 2010 with year-to-date returns of 2.07% and 2.51%, respectively, based on the net asset value for all other purposes (see “Notes to Financial Statements – (3) Related Party Transactions”).

April 1, 2010 to June 30, 2010

The B-2 Subseries posted a 0.98% return for the month ended June 30, 2010, a gain of 0.77% for the three months ended June 30, 2010 and an overall gain of 2.07% for the Series from the inception of trading on January 1, 2010 (not annualized). The B-0 Subseries posted a 1.12% return for the month ended June 30, 2010, a gain of 0.84% for the three months ended June 30, 2010 and an overall gain of 2.51% for the Series from the inception of trading on January 1, 2010 (not annualized).

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

The B-2 Subseries posted a 1.29% loss for the month ended May 31, 2010, a 1.07% return for the year to date as of May 31, 2010 and an overall gain of 1.07% for the Series from the inception of trading on January 1, 2010 to May 31, 2010 (not annualized). The B-0 Subseries posted a 1.41% loss for the month ended May 31, 2010, a 1.37% gain for the year to date as of May 31, 2010 and an overall gain of 1.37% for the Series from the inception of trading on January 1, 2010 to May 31, 2010 (not annualized).

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

The B-2 Subseries posted a 1.09% return for the month ended April 30, 2010, a 2.39% return for the year to date as of April 30, 2010 and an overall gain of 2.39% for the Series from the inception of trading on January 1, 2010 to April 30, 2010 (not annualized). The B-0 Subseries posted a 1.15% return for the month ended April 30, 2010, a 2.83% gain for the year to date as of April 30, 2010 and an overall gain of 2.83% for the Series from the inception of trading on January 1, 2010 to April 30, 2010 (not annualized).

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

Quarter ended March 31, 2010

This performance description is a brief summary of how the Series performed during the quarter ended March 31, 2010, based on the underlying performance of the Master Fund in which the Series invests, and is not necessarily an indication of how the Series will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

The B-2 and B-0 Sub-Series ended March 31, 2010 with year-to-date returns of 1.28% and 1.65%, respectively, based on the net asset value for all other purposes (see “Notes to Financial Statements – (3) Related Party Transactions”).

January 1, 2010 to March 31, 2010

The B-2 Sub-Series posted a 3.55% return for the month ended March 31, 2010, a gain of 1.28% for the three months ended March 31, 2010 and an overall gain of 1.28% for the Series from the inception of trading on January

1, 2010 through March 31, 2010 (not annualized). The B-0 Sub-Series posted a 3.57% return for the month ended March 31, 2010, a gain of 1.65% for the three months ended March 31, 2010 and an overall gain of 1.65% for the Series from the inception of trading on January 1, 2010 through March 31, 2010 (not annualized).

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

The B-2 Sub-Series posted a 1.44% return for the month ended February 28, 2010, a 2.19% loss for the year to date as of February 28, 2010 and an overall loss of 2.19% for the Series from the inception of trading on January 1, 2010 to February 28, 2010 (not annualized). The B-0 Sub-Series posted a 1.56% return for the month ended February 28, 2010, a 1.85% loss for the year to date as of February 28, 2010 and an overall loss of 1.85% for the Series from the inception of trading on January 1, 2010 to February 28, 2010 (not annualized).

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

Off-balance Sheet Arrangements

The Series has no applicable off-balance sheet arrangements or Tabular Disclosure of Contractual Obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable; the Series is a smaller reporting company.

Item 4: Controls and Procedures

The Sponsor, with the participation of the Sponsor’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Platform and the Series as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Platform’s or the Series’ internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

The Sponsor is not aware of any pending legal proceedings to which either the Series is a party or to which any of its assets are subject.

Item 1A: Risk Factors

Not Required.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable; previously filed on Forms 8-K

(b)	Not applicable.

(c)

Pursuant to the Platform’s Limited Liability Company Agreement and the Series’ Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit for all other purposes (i.e. including the amortization of estimated organizational and initial offering costs). The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following tables summarize the redemptions by Members during the second quarter of 2011:

Consolidated

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

April 30, 2011	114.57	1,123.280
May 31, 2011	18.90	1,086.910
June 30, 2011	138.59	1,055.148

Total	272.06

B-0

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

April 30, 2011	94.82	1,140.484
May 31, 2011	—	1,098.387
June 30, 2011	138.59	1,066.753

Total	233.41

B-2

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

April 30, 2011	19.75	1,104.008
May 31, 2011	18.90	1,074.887
June 30, 2011	—	1,042.152

Total	38.65

Item 3: Defaults Upon Senior Securities

(a)	None.
(b)	None.

Item 4: (Removed and Reserved)

Item 5: Other Information

(a)	None.
(b)	Not applicable.

Item 6: Exhibits

The following exhibits are included herewith.

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Statements of AlphaMetrix WC Diversified Fund – MT0041 (Master Fund) for the three and six months ended June 30, 2011 (unaudited) and December 31, 2010.

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Condensed Statements of Financial Condition as of June 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) the Unaudited Condensed Statements of Changes in Members’ Capital for the six months ended June 30, 2011 and 2010, and (iv) Notes to Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of AlphaMetrix Managed Futures III LLC on behalf of itself and its series, AlphaMetrix WC Diversified Series, by the undersigned thereunto duly authorized.

Dated: August 12, 2011

ALPHAMETRIX MANAGED FUTURES III LLC

By:	AlphaMetrix, LLC.
Sponsor

By:	/s/ Aleks Kins

Name: Aleks Kins
Title: President and Chief Executive Officer