Form 10-Q
period 2011-09-30
AlphaMetrix Managed Futures III LLC
filed 2011-11-14
CIK 1473675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to

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
Yes ☐ No ☒

ii

ALPHAMETRIX FUTURES III LLC

QUARTERLY REPORT FOR PERIOD ENDED SEPTEMBER 30, 2011 ON FORM 10-Q

iii

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)
Condensed Statements of Financial Condition

	WC Diversified Series September 30, 2011 (Unaudited)	AlphaMetrix Managed Futures III LLC September 30, 2011 (Unaudited)	WC Diversified Series December 31, 2010	AlphaMetrix Managed Futures III LLC December 31, 2010

Assets
Investment in AlphaMetrix WC Diversified Fund - MT0041, at fair value:	$22,700,480	$22,700,480	$6,590,406	$6,590,406
Cash at bank	42,103,915	42,103,915	14,404,275	14,404,275
Prepaid commissions	212,033	212,033	99,297	99,297

Total assets	$65,016,428	$65,016,428	$21,093,978	$21,093,978

Liabilities and Members’ Capital
Liabilities
Accrued sponsor’s fee	$21,990	$21,990	$5,299	$5,299
Accrued management fees	112,186	112,186	30,878	30,878
Accrued performance fees	431,103	431,103	129,469	129,469
Accrued sales commissions	7,271	7,271	—	—
Accrued operating costs and administrative fees	17,398	17,398	4,463	4,463
Payable to master fund	1,853,100	1,853,100	—	—
Redemptions payable	307,944	307,944	—	—
Subscriptions received in advance	2,977,432	2,977,432	4,723,040	4,723,040

Total liabilities	5,728,424	5,728,424	4,893,149	4,893,149

Members’ Capital
B0 Members (29,987.57 and 7,030.08 units outstanding at September 30, 2011, and December 31, 2010, respectively, unlimited units authorized)	33,820,763	33,820,763	7,562,143	7,562,143
B2 Members (23,210.46 and 8,120.00 units outstanding at September 30, 2011, and December 31, 2010, respectively, unlimited units authorized)	25,456,272	25,456,272	8,628,060	8,628,060
Sponsor (10 units outstanding at September 30, 2011, and December 31, 2010, respectively, unlimited units authorized)	10,969	10,969	10,626	10,626

Total members’ capital	59,288,004	59,288,004	16,200,829	16,200,829

Total liabilities and members’ capital	$65,016,428	$65,016,428	$21,093,978	$21,093,978

NAV per Share
B0	$1,127.826	$1,127.826	$1,075.684	$1,075.684
B2	1,096.758	1,096.758	1,062.568	1,062.568
Sponsor	1,096.758	1,096.758	1,062.568	1,062.568

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)
Condensed Statements of Operations
For the three and nine months ended September 30, 2011 and 2010
(Unaudited)

	2011

	WC Diversified Series July 1, 2011 - September 30, 2011	AlphaMetrix Managed Futures III LLC July 1, 2011 - September 30, 2011	WC Diversified Series January 1, 2011 - September 30, 2011	AlphaMetrix Managed Futures III LLC January 1, 2011 - September 30, 2011
NET INVESTMENT LOSS ALLOCATED FROM ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Interest income	$11,618	$11,618	$35,374	$35,374
Trading costs	(13,857)	(13,857)	(28,899)	(28,899)
Cash manager and sponsor fees	(9,653)	(9,653)	(26,997)	(26,997)

Net investment loss allocated from AlphaMetrix WC Diversified Fund - MT0041:	(11,892)	(11,892)	(20,522)	(20,522)

FUND NET INVESTMENT LOSS:
Sponsor fee	(60,455)	(60,455)	(119,501)	(119,501)
Operating costs	(47,280)	(47,280)	(95,575)	(95,575)
Management fee	(307,515)	(307,515)	(642,065)	(642,065)
Performance fee	(431,103)	(431,103)	(518,353)	(518,353)
Sales commissions (Placement fees)	(118,134)	(118,134)	(254,702)	(254,702)

Net investment loss	(964,487)	(964,487)	(1,630,196)	(1,630,196)

TOTAL NET INVESTMENT LOSS	(976,379)	(976,379)	(1,650,718)	(1,650,718)

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Net realized gain (loss)	2,995,453	2,995,453	4,075,279	4,075,279
Net increase (decrease) in unrealized appreciation (depreciation)	707,570	707,570	(836,684)	(836,684)

Total realized and unrealized gain (loss) allocated from AlphaMetrix WC Diversified Fund - MT0041:	3,703,023	3,703,023	3,238,595	3,238,595

Net increase (decrease) in net assets resulting from operations	$2,726,644	$2,726,644	$1,587,877	$1,587,877

Net increase (decrease) in net assets resulting from operations per unit:
Weighted average number of units outstanding	46,143	46,143	32,607	32,607

Net income (loss) per weighted average unit	$59.09	$59.09	$48.70	$48.70

				(Continued )

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)
Condensed Statements of Operations
For the three and nine months ended September 30, 2011 and 2010
(Unaudited)

	2010

	WC Diversified Series July 1, 2010 - September 30, 2010	AlphaMetrix Managed Futures III LLC July 1, 2010 - September 30, 2010	WC Diversified Series January 1, 2010 - September 30, 2010	AlphaMetrix Managed Futures III LLC January 1, 2010 - September 30, 2010
NET INVESTMENT LOSS ALLOCATED FROM ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Interest income	$1,242	$1,242	$1,731	$1,731
Trading costs	(1,951)	(1,951)	(3,572)	(3,572)
Cash manager and sponsor fees	—	—	—	—

Net investment loss allocated from AlphaMetrix WC Diversified Fund - MT0041:	(709)	(709)	(1,841)	(1,841)

FUND NET INVESTMENT LOSS:
Interest income	2,840	2,840	4,394	4,394
Sponsor fee	(8,782)	(8,782)	(14,360)	(14,360)
Bank fees	—	—	(572)	(572)
Operating costs	(5,947)	(5,947)	(9,656)	(9,656)
Management fee	(39,683)	(39,683)	(64,878)	(64,878)
Performance fee	(48,354)	(48,354)	(72,582)	(72,582)
Organizational expense	—	—	(119,362)	(119,362)
Sales commissions (Placement fees)	(19,531)	(19,531)	(36,068)	(36,068)

Net investment loss	(119,457)	(119,457)	(313,084)	(313,084)

TOTAL NET INVESTMENT LOSS	(120,166)	(120,166)	(314,925)	(314,925)

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Net realized gain (loss)	78,586	78,586	357,077	357,077
Net increase (decrease) in unrealized appreciation (depreciation)	204,250	204,250	73,773	73,773

Total realized and unrealized gain (loss) allocated from AlphaMetrix WC Diversified Fund - MT0041:	282,836	282,836	430,850	430,850

Net increase (decrease) in net assets resulting from operations	$162,670	$162,670	$115,925	$115,925

Net increase (decrease) in net assets resulting from operations per unit:
Weighted average number of units outstanding	6,843.96	6,843.96	3,742.44	3,742.44

Net income (loss) per weighted average unit	$23.77	$23.77	$30.98	$30.98

				(Concluded)

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC

(A Delaware Series Limited Liability Company)
Condensed Statements of Changes in Members’ Capital
For the nine months ended September 30, 2011 and 2010
(Unaudited)

	WC Diversified Series B-0 Members		WC Diversified Series B-2 Members		WC Diversified Series Sponsor (B-2)		WC Diversified Series Total		AlphaMetrix Managed Futures III LLC

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members’ capital at January 1, 2011	$7,562,143	7,030.08	$8,628,060	8,120.00	$10,626	10.00	$16,200,829	15,160.08	$16,200,829	15,160.08
Member subscriptions	25,846,517	23,526.29	16,483,279	15,273.26	—	—	42,329,796	38,799.55	42,329,796	38,799.55
Member redemptions	(629,809)	(568.80)	(200,689)	(182.80)	—	—	(830,498)	(751.60)	(830,498)	(751.60)
Net investment income (loss)	(770,751)	—	(879,452)	—	(515)	—	(1,650,718)	—	(1,650,718)	—
Total realized and unrealized gain (loss) allocated from AlphaMetrix WC Diversified Fund - MT0041	1,812,663	—	1,425,074	—	858	—	3,238,595	—	3,238,595	—

Members’ capital at September 30, 2011	$33,820,763	29,987.57	$25,456,272	23,210.46	$10,969	10.00	$59,288,004	53,208.03	$59,288,004	53,208.03

Net asset value per unit at January 1, 2011	$1,075.684		$1,062.568		$1,062.568
Change in net asset value per unit	52.142		34.190		34.190

Net asset value per unit at September 30, 2011	$1,127.826		$1,096.758		$1,096.758

	WC Diversified Series B-0 Members		WC Diversified Series B-2 Members		WC Diversified Series Sponsor (B-2)		WC Diversified Series Total		AlphaMetrix Managed Futures III LLC

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members’ capital at January 1, 2010 (commencement of trading/issuance of shares)	$—	—	$—	—	$—	—	$—	—	$—	—
Member subscriptions	3,347,500	3,299.18	4,067,852	4,032.54	10,000	10.00	7,425,352	7,341.72	7,425,352	7,341.72
Member redemptions	—	—	(25,598)	(25.00)	—	—	(25,598)	(25.00)	(25,598)	(25.00)
Net investment income (loss)	(120,289)	—	(193,784)	—	(852)	—	(314,925)	—	(314,925)	—
Total realized and unrealized gain (loss) allocated from AlphaMetrix WC Diversified Fund - MT0041	171,991	—	257,761	—	1,098	—	430,850	—	430,850	—

Members’ capital at September 30, 2010	$3,399,202	3,299.18	$4,106,231	4,007.54	$10,246	10.00	$7,515,679	7,316.72	$7,515,679	7,316.72

Net asset value per unit at January 1, 2010 (commencement of trading)	$1,000.000		$1,000.000		$1,000.000
Change in net asset value per unit	30.317		24.627		24.627

Net asset value per unit at September 30, 2010	$1,030.317		$1,024.627		$1,024.627

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

The accompanying unaudited financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the Series’ financial condition at September 30, 2011 (unaudited) and December 31, 2010, and results of its operations and changes in its members’ capital for the three and nine months ended September 30, 2011 and 2010 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and notes included in the Series’ annual report on Form 10-K filed with the SEC for the year ended December 31, 2010. The December 31, 2010 information has been derived from the audited financial statements as of December 31, 2010.

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

Basis of Presentation

Pursuant to rules and regulations of the SEC, financial statements are presented for the Platform as a whole and for the WC Diversified Series. The accompanying financial statements and notes thereto include financial statements and footnote totals for the Platform as a whole. For the avoidance of doubt, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular segregated series shall be enforceable only against the assets of such series and not against the assets of the Platform generally or any other segregated series. Accordingly, the assets of one segregated series of the Platform include only those funds and other assets that are paid to, held by or distributed to the Platform on account of and for the benefit of that segregated series, including, without limitation, funds delivered to the Platform for the purchase of Units in that segregated series. As of September 30, 2011 and 2010, and December 31, 2010, the WC Diversified Series exists as the only segregated series on the Platform.

The Series is a feeder fund to the Master Fund and other funds sponsored by the Sponsor invest in the Master Fund. At September 30, 2011 and 2010, the Series’ investment in the Master Fund was $22,700,480 and $3,023,178, approximately 18.19% and 2.04%, respectively, of the Master Fund’s net assets. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946 Financial Services – Investment Companies, the Series and the Master Fund are not consolidated.

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

Cash

Cash is maintained in the custody of commercial banks and includes cash received related to subscriptions received in advance. The Master Fund traded on a leverage basis of approximately: (a) two to one from January 1, 2010 through January 18, 2010; (b) two and a half to one from January 19, 2010 through September 30, 2011. In order to maintain the Series’ overall portfolio at a leverage of approximately one, the Series’ capital not needed at the Master Fund to maintain a leverage of one will be held in the cash account maintained by the Series as opposed to being invested into the Master Fund. The Sponsor will rebalance the amounts held as it deems necessary to keep the Series’ capital leverage factor at approximately one.

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

Redemptions payable

Redemptions payable are share redemptions effective September 30, 2011 but paid subsequent to period end.

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

Income Taxes

The Platform follows the provisions of FASB ASC Topic 740, Income Taxes (“ASC 740”), related to accounting for uncertainty in income taxes. ASC 740 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. ASC 740 requires the evaluation of tax positions taken in the course of preparing the tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. As of September 30, 2011, no liability was recognized in connection with ASC 740. The Platform is subject to income tax examinations by tax authorities for all tax years since its inception date.

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

Redemption Fee

If a Member redeems his or her investment in the B-2 Units before the end of the sixth calendar month following such Member’s initial investment in the B-2 Units (the “Initial Investment”), such Redemption will be subject to a Redemption Fee (the “Redemption Fee”) equal to 2% of such Member’s Initial Investment. If a Member Redeems his or her investment in the B-2 Units following the sixth month-end after the date of his or her Initial Investment but prior to the twelfth month-end after the date of such Member’s Initial Investment, such Redemption will be subject to a Redemption Fee equal to 1% of such Member’s Initial Investment in the B-2 Units. The Redemption Fee will be pro rated for partial redemptions prior to the twelfth month-end following such Member’s Initial Investment, i.e. if the Member withdraws 50% of his or her current investment in the B-2 Units, 50% of the Redemption Fee will be due upon Redemption. In no case will the sum of all Redemption Fees paid by a Member be greater than the Initial Sales Commission paid by such Member. Redemption fees amounted to $200 and $500 for the nine months ended September 30, 2011 and 2010, respectively.

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

The Series incurred Sponsor’s fees of $60,455 and $119,501 and $8,782 and $14,360 for the three and nine months ended September 30, 2011 and 2010, respectively, of which $21,990 and $3,191 is owed to the Sponsor at September 30, 2011 and 2010.

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

WC Diversified Series Net Asset Values

The quarterly net asset value and net asset value per Unit since commencement of operations are as follows:

B-0 Sub-series

	Net Asset Value			Net Asset Value per Unit

	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting

Price at Commencement*				$1,000.000	$1,000.000
March 31, 2010	$204,747	$170,129	201.42	1,016.543	844.668
June 30, 2010	$1,552,311	$1,498,597	1,514.35	1,025.067	989.597
September 30, 2010	$3,449,930	$3,399,202	3,299.18	1,045.693	1,030.317
December 31, 2010	$7,609,887	$7,562,143	7,030.08	1,082.475	1,075.684
March 31, 2011	$14,437,218	$14,392,458	13,168.12	1,096.377	1,092.977
June 30, 2011	$21,259,372	$21,217,596	19,929.06	1,066.753	1,064.656
September 30, 2011	$33,859,556	$33,820,763	29,987.57	1,129.120	1,127.826

Total return after performance fee, from the commencement of operations through the period ended September 30, 2011				12.91%	12.78%

* Commencement of operations of the Series was January 1, 2010

B-2 Sub-series

	Net Asset Value			Net Asset Value per Unit

	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting

Price at Commencement*				$1,000.000	$1,000.000
March 31, 2010	$711,568	$676,948	702.56	1,012.822	963.546
June 30, 2010	$3,545,196	$3,491,484	3,473.46	1,020.653	1,005.189
September 30, 2010	$4,167,206	$4,116,477	4,017.54	1,037.254	1,024.627
December 31, 2010	$8,686,430	$8,638,686	8,130.00	1,068.441	1,062.568
March 31, 2011	$11,718,602	$11,673,842	10,882.20	1,076.859	1,072.746
June 30, 2011	$18,552,025	$18,510,249	17,801.65	1,042.152	1,039.805
September 30, 2011	$25,506,034	$25,467,241	23,220.46	1,098.429	1,096.758

Total return after performance fee, from the commencement of operations through the period ended September 30, 2011				9.84%	9.68%

* Commencement of operations of the Series was January 1, 2010

(4)	Management and Performance Fees

The Series is subject to a monthly management fee (the “Management Fee”) at the rate of 0.1875% (a 2.25% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 3) calculated before reduction for any Management Fees, Performance Fees, Service Provider Fees, Sponsor’s Fees, Sales Commission or Extraordinary Fees accrued (including performance fees accrued in a prior month) as of such month-end and before giving effect to any capital subscriptions made as of the beginning of the month immediately following such month-end and before any redemptions accrued during or as of such month-end, but after all expenses as of such month-end. The Sponsor will receive the Management Fee and the Performance Fee, and will remit such fees to the Trading Advisor, although the Selling Agents or an Affiliate may receive a portion of such fees not paid over to the Trading Advisor. The Series incurred Management Fees of $307,515 and $642,065 and $39,683 and $64,878 for the three and nine months ended September 30, 2011 and 2010, respectively, of which $112,186 and $14,410 is payable at September 30, 2011 and 2010.

The Series is subject to a quarterly performance fee (the “Performance Fee”) equal to 20% which is paid at the Series level but is calculated based on the Series’ share of the Master Fund’s new Net Trading Profits as defined by the excess, if any, of the cumulative level of Net Trading Profits attributable to the Series at the end of such quarter over the highest level of cumulative Net Trading Profits as of the end of any preceding quarter (the “High Water Mark”). The Series incurred Performance Fees of $431,103 and $518,353 and $48,354 and $72,582 for the three and nine months ended September 30, 2011 and 2010, respectively, of which $431,103 and $72,582 was payable at September 30, 2011 and 2010.

The Trading Advisor has entered into a Trading Agreement with the Master Fund.

The Sponsor, in consultation with the Trading Advisor, may waive, rebate or reduce Management and/or Performance Fees for certain Members without entitling other Members to such waiver, rebate or reduction.

(5)	Trading Activities and Related Market and Credit Risk

The Series, via its investment in the Master Fund, engages in the speculative trading of derivatives. The Series does not have any direct commitments to buy or sell financial instruments, including derivatives. The Series has indirect commitments that arise through positions held by the Master Fund in which the Series invests. However, as an investor in a Master Fund, the Series’ risk at September 30, 2011, is limited to the fair value of its investment in the Master Fund.

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

Net trading results from derivatives for the period ended September 30, 2011 are reflected in the Series’ Condensed Statements of Operations and equal the realized and unrealized gain (loss) less trading costs. Such trading results reflect the Series’ allocated pro rata share of the net gain or (loss) arising from the Master Fund’s speculative trading of futures contracts and forward contracts and income earned on the OPCA.

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

The following financial highlights in the table below show the Series’ financial performance for the nine months ended September 30, 2011 and 2010 for B-0 and B-2 Sub-Series Units. All performance returns noted are calculated based on the net asset value per Unit for financial reporting, with estimated organizational costs incurred prior to issuance of Units being expensed at the commencement of the operations of the Series. Total return is calculated as the change in a theoretical Member’s investment over the entire period - a percentage change in the Member’s capital value for the period. The information has been derived from information presented in the financial statements.

Regarding the information shown in the table below:

•

Per Unit operating performance is computed based upon the weighted-average net Units for the periods ended September 30, 2011 and 2010. Total return is calculated as the change in the net asset value per Unit for the periods ended September 30, 2011 and 2010, and is not annualized.

•

The net investment loss and total expense ratios are computed based upon the weighted average net assets for the period ended September 30, 2011 and 2010. Weighted average net assets include the performance fee and are computed using month-end net assets. Net investment loss and expenses include the Series’ proportionate share of the Master Fund’s investment income (loss) and expenses, respectively. Such ratios have been annualized, with the exception of the performance fee and organizational expense.

•	Organizational expense has been allocated equally to the B-0 and B-2 Sub-Series, i.e. 50% of such costs at January 1, 2010 to each Sub-Series.

An individual Member’s total return and ratios may vary from those below based on the timing of capital transactions.

	AlphaMetrix Managed Futures III LLC (WC Diversified Series)

	Nine Months Ended September 30, 2011 B-0 Sub-Series	Nine Months Ended September 30, 2011 B-2 Sub-Series	Nine Months Ended September 30, 2010 B-0 Sub-Series	Nine Months Ended September 30, 2010 B-2 Sub-Series

Members’ capital per Unit - Beginning of Period	$1,075.684	$1,062.568	$1,000.000	$1,000.000

Per Unit data (for a Unit outstanding throughout the period)
Net investment loss	(44.138)	(58.102)	120.585	105.393
Net realized and unrealized gain/(loss) on investments	96.280	92.292	(90.268)	(80.766)

Total from investment operations	52.142	34.190	30.317	24.627

Members’ capital per Unit - End of Period	$1,127.826	$1,096.758	$1,030.317	$1,024.627

Total return:
Total return before performance fee	6.41%	4.63%	5.25%	4.25%
Performance fee	(1.56%)	(1.41%)	(2.22%)	(1.79%)

Total return after performance fee	4.85%	3.22%	3.03%	2.46%

Ratios to average Members’ capital
Net investment loss	(4.82%)	(6.72%)	(9.87%)	(9.35%)

Expenses:
Expenses	3.44%	5.47%	7.88%	7.77%
Performance fee	1.52%	1.38%	2.23%	1.79%

Total expenses	4.96%	6.85%	10.11%	9.56%

(8)	Subsequent Events

In accordance with ASC 855, Subsequent Events, the Series has evaluated and disclosed all subsequent events through the date the financial statements are issued. Except for matters discussed in the following paragraph, there are no material events that would require disclosure in or adjustment to the Series’ financial statements through this date.

Member Subscriptions and Redemptions

Subsequent to September 30, 2011, B-0 Members subscribed approximately $4,479,811 (of which $2,054,811 represents subscriptions received in advance as of September 30, 2011) and redeemed $0, and B-2 Members subscribed approximately $2,297,517 (of which $922,621 represents subscriptions received in advance as of September 30, 2011) and redeemed $42,617, through the issue date of the financial statements on November 14, 2011.

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

A portion of the assets maintained at the Master Fund’s Clearing Brokers are restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Brokers as of September 30, 2011 and 2010 was restricted cash for margin requirements of $13,629,233 and $33,004,230, respectively. This cash becomes unrestricted if the underlying positions it supports are liquidated.

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward currency trading, the Master Fund’s and the Series’ assets are highly liquid and are expected to remain so. Because the Master Fund’s assets are held in cash or in the OPCA, it expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances. This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy. From its commencement of operations on October 1, 2007 through September 30, 2011, the Master Fund experienced no meaningful periods of illiquidity in any of the markets in which it traded.

The Series processes redemptions on a monthly basis, with approximately corresponding redemptions out of the Master Fund. The B-2 Sub-Series incurred aggregate redemptions of $200,689 (182.80 Units) for the nine months ended September 30, 2011; the B-0 Sub-Series incurred aggregate redemptions of $629,809 (568.80 Units) for the nine months ended September 30, 2011.

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

The value of the Master Fund’s cash and financial instruments is not materially affected by inflation. Changes in interest rates, which are often associated with inflation, could cause the value of certain of the debt securities to decline, but only to a limited extent. More importantly, changes in interest rates could cause periods of strong up or down market price trends, during which the Master Fund’s profit potential generally increases. However, inflation can also give rise to markets which have numerous short price trends followed by rapid reversals, in which the Master Fund is likely to suffer losses.

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

The B-2 Sub-Series commenced trading activities January 1, 2010 with an initial capitalization of $107,500. As of September 30, 2011, the B-2 Sub-Series had a capitalization of $25,555,930 based on the net asset value for all other purposes. The B-0 Sub-Series had an initial capitalization of $125,000. As of September 30, 2011, the B-0 Sub-Series had a capitalization of $33,859,556 based on the net asset value for all other purposes.

Performance Summary

Quarter ended September 30, 2011

This performance description is a brief summary of how the Series performed during the quarter ended September 30, 2011, based on the underlying performance of the Master Fund in which the Series invests, and is not necessarily an indication of how the Series will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

For the nine months ended September 30, 2011 the B-2 and B-0 Sub-Series had year-to-date gains of 4.31% and 2.81%, respectively, based on the net asset value for all other purposes (see “Notes to Financial Statements – (3) Related Party Transactions”).

The following discussion is based on the underlying performance of the Master Fund in which the Series invests.

July 1, 2011 to September 30, 2011

The B-2 Subseries posted a (0.21%) loss for the month ended September 30, 2011, a gain of 5.40% and 2.81% for the three and nine months ended September 30, 2011 and an overall gain of 9.84% for the Series from the inception of trading on January 1, 2010 through September 30, 2011 (not annualized). The B-0 Sub-Series posted a (0.04%) loss for the month ended September 30, 2011, a gain of 5.85% and 4.31% for the three and nine months ended September 30, 2011 and an overall gain of 12.91% for the Series from the inception of trading on January 1, 2010 through September 30, 2011 (not annualized).

The Series experienced a negative return in September 2011. The B-2 Sub-Series posted a (0.21%) loss and the B-0 Sub-Series posted a (0.04%) loss. Concerns over a Greek sovereign debt default lingered into September and contributed to market participants’ continued flight to safety. As a result, bonds produced further gains in the Series’ portfolio, as did short positions in stock index futures and base metals. The Series experienced the greatest losses in its currencies and precious metals positions, with volatility in the latter being exemplified by silver’s 35% drop over three trading sessions ending September 26th. The general rise in market volatility has resulted in a broad reduction in position sizing, with one notable change of now being net long the U.S. dollar.

The B-2 Sub-Series posted a 1.09% gain for the month ended August 31, 2011, a 3.02% gain for the year to date as of August 31, 2011 and an overall gain of 10.07% for the Series from the inception of trading on January 1, 2010 to

August 31, 2011 (not annualized). The B-0 Sub-Series posted a 1.26% gain for the month ended August 31, 2011, a 4.35% gain for the year to date as of August 31, 2011 and an overall gain of 12.96% for the Series from the inception of trading on January 1, 2010 to August 31, 2011 (not annualized).

The Series experienced a positive return in August 2011. The B-2 Sub-Series posted a return of 1.09% and the B-2 Sub-Series posted a return of 1.26%. Global stock markets experienced sharp drops, as continued concerns over sovereign debt and conflicting economic data drove investors to “safe havens” of precious metals and fixed income. Unsurprisingly, the Series’ gains were concentrated in these two assets. Long holdings in bonds were the largest contributor to Series performance, with precious metals and interest rates following. Positions in equities were the largest drag on performance, with currencies, energies and base metals also in the red. The short selling ban in Europe has meant that Winton cannot take on any further short positions in the CAC 40, MIB, IBEX 35 or Dow Jones Euro Stoxx. The Series is still able to continue holding existing short positions, however.

The B-2 Sub-Series posted a 4.48% return for the month ended July 31, 2011, a 1.91% gain for the year to date as of July 31, 2011 and an overall gain of 8.88% for the Series from the inception of trading on January 1, 2010 to July 31, 2011 (not annualized). The B-0 Sub-Series posted a 4.58% return for the month ended July 31, 2011, a 3.06% gain for the year to date as of July 31, 2011 and an overall gain of 11.56% for the Series from the inception of trading on January 1, 2010 to July 31, 2011 (not annualized).

The Series experienced a positive return in July 2011. The B-2 Sub-Series posted a return of 4.48% and the B-0 Sub-Series posted a return of 4.58%. July experienced a resumption of the major trends the Series had been participating in. The disproportionately largest positive contributor to the Series’ performance was its fixed income positions. Long holdings benefited from the broad rally in global government bond markets. Precious metals were the second largest positive Series contributor as gold and silver both resumed their climbs. Currencies, interest rates and crops futures also contributed positively to Series performance, though in a more muted fashion. Equity indices were the Series’ greatest underperformer, with livestock and cash equity positions also contributing negatively.

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

The Sponsor, with the participation of the Sponsor’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Platform and the Series as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Platform’s or the Series’ internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

The Sponsor is not aware of any pending legal proceedings to which either the Series is a party or to which any of its assets are subject.

Item 1A: Risk Factors

Not Required.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable; previously filed on Forms 8-K

(b)	Not applicable.

(c)

Pursuant to the Platform’s Limited Liability Company Agreement and the Series’ Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit for all other purposes (i.e. including the amortization of estimated organizational and initial offering costs). The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following tables summarize the redemptions by Members during the third quarter of 2011:

Consolidated

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

July 31, 2011	—	1,103.472
August 31, 2011	98.73	1,116.293
September 30, 2011	273.96	1,116.664

Total	372.69

B-0

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

July 31, 2011	—	1,115.600
August 31, 2011	—	1,129.610
September 30, 2011	228.54	1,129.120

Total	228.54

B-2

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

July 31, 2011	—	1,088.835
August 31, 2011	98.73	1,100.714
September 30, 2011	45.42	1,098.429

Total	144.15

Item 3:	Defaults Upon Senior Securities

(a)	None.
(b)	None.

Item 4:	(Removed and Reserved)

Item 5:	Other Information

(a)	None.
(b)	Not applicable.

Item 6:	Exhibits

The following exhibits are included herewith.

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Statements of AlphaMetrix WC Diversified Fund – MT0041 (Master Fund) for the three and nine months ended September 30, 2011 (unaudited) and December 31, 2010.

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Condensed Statements of Financial Condition as of September 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) the Unaudited Condensed Statements of Changes in Members’ Capital for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of AlphaMetrix Managed Futures III LLC on behalf of itself and its series, AlphaMetrix WC Diversified Series, by the undersigned thereunto duly authorized.

Dated: November 14, 2011

ALPHAMETRIX MANAGED FUTURES III LLC

By:	AlphaMetrix, LLC.
Sponsor

By: /s/ Aleks Kins

Name:	Aleks Kins

Title:	President and Chief Executive Officer