Form 10-K
period 2011-12-31
AlphaMetrix Managed Futures III LLC
filed 2012-03-30
CIK 1473675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to

Commission file number: 000-52192

ALPHAMETRIX MANAGED FUTURES III LLC
(Exact name of registrant as specified in its charter)

Delaware	27-1248567
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                   Yes  ☒ No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of December 31, 2011 and 2010, units of limited liability company interest of the registrant with an aggregate net asset value of $68,405,126 and $16,190,203 were outstanding and held by non-affiliates; units of limited liability company interest of the registrant with an aggregate net asset value of $10,860 and $10,626 were outstanding and held by AlphaMetrix, LLC, the sponsor of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The Financial Statements and Report of Independent Registered Public Accounting Firm for the registrant’s master fund (the “Master Fund”) for the year ended December 31, 2011 is incorporated by reference and filed as Exhibit 99.1 herewith.

ii

ALPHAMETRIX FUTURES III LLC

ANNUAL REPORT FOR 2011 ON FORM 10-K

iii

PART I

Item 1:	Business

(a)	General Development of Business

AlphaMetrix Managed Futures III LLC (the “Platform”) is sponsored by AlphaMetrix, LLC (the “Sponsor” or “AlphaMetrix”). The Platform was formed on September 10, 2009 as a Delaware series limited liability company pursuant to the Delaware Limited Liability Company Act. AlphaMetrix Managed Futures III LLC (AlphaMetrix WC Diversified Series) (the “Series” or “WC Diversified Series”) is currently the only “segregated series” of the Platform. Since the Series is the Platform’s only segregated series, references to the Series also include the Platform unless otherwise noted. The Series invests a portion of its assets in AlphaMetrix WC Diversified Fund – MT0041 (the “Master Fund”) which is advised by Winton Capital Management Ltd. (the “Trading Advisor”). The Master Fund generally engages in the speculative trading of approximately 120 instruments including international futures, options and forwards markets, government securities such as bonds, as well as certain over the counter (“OTC”) instruments, which may include foreign exchange and interest rate forward contracts and swaps. The Diversified Program may also trade cash equities and contracts for difference (“CFDs”). In addition, the Master Fund also invests in the AlphaMosaic SPC Offshore Platform Cash Account (“OPCA”). Refer to the Master Fund financial statements for a further discussion of the OPCA. Newedge USA, LLC and J.P. Morgan Futures Inc. are the Master Fund’s futures Clearing Brokers (the “Clearing Brokers”) and Newedge Alternative Strategies Inc. is the foreign exchange Clearing Broker of the Master Fund, although the Master Fund may execute foreign exchange trades through another foreign exchange Clearing Brokers at any time. The Sponsor, over time, intends to offer investors a selection of different trading advisors, each managing a different segregated series of the Platform. There can be no assurance, however, that any series other than the Series will be offered or that the Series will continue to be offered. The Series was organized on September 11, 2009. The Series issued units and commenced trading on January 1, 2010. The Series filed a Form 10, under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (“SEC”) to register the units of limited liability company interest (“Units”), and such registration became effective March 1, 2010.

The Series issues two sub-series (“Sub-Series”), B-0 and B-2. These sub-series are subject to different fees as described in the Confidential Disclosure Document (the “Disclosure Document”). The financial statements presented herein include the combined results of both sub-series. On January 1, 2010, the Series issued 10.00 Units of the B-2 sub-series to the Sponsor for $10,000. The Sponsor serves as the Series’ tax matters partner.

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

The Program employs a computer-based system to engage in the speculative trading of approximately 120 instruments including international futures, options and forwards, government securities such as bonds, as well as certain over the counter (“OTC”) instruments, which may include foreign exchange and interest rate forward contracts and swaps.

The Program seeks to combine highly liquid financial instruments offering positive but low Sharpe ratios (which is designed to measure return relative to risk) and generally low correlation over the long term to other markets such as equities and fixed income.

The Master Fund’s account traded pursuant to the Program may experience returns that differ from other Trading Advisor accounts traded pursuant to the same Program due to, among other factors: (a) regulatory constraints on the ability of the Series to have exposure to certain contracts; (b) the Sponsor’s selection of the Clearing Brokers, which affects access to markets; (c) the effect of intra-month adjustments to the trading level of the account; (d) the manner in which the account’s cash reserves are invested; (e) the size of the Series’ account; (f) the Series’ functional currency, the U.S. dollar; (g) the particular futures contracts traded by the Series’ account; (h) the leverage implemented; and (i) the interest rate earned on invested cash. Additionally, certain markets may not be liquid enough to be traded for the Series’ account.

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

Due to forward currency contracts being traded in unregulated markets between principals, the Master Fund and the Series, via its investment in the Master Fund, also assume a credit risk and the risk of loss from counterparty non-performance with respect to its currency trading. Funds and property deposited as margin in connection with the transactions are not required to be, and typically are not, segregated. Accordingly, the Master Fund and the Series are exposed to the creditworthiness of the Clearing Brokers on these trades facilitated by the Clearing Brokers. In the event of a Clearing Broker’s bankruptcy, the Master Fund and the Series could lose all or substantially all assets not located in segregated funds. The Series exposure to credit risk is limited to its investment in the Master Fund.

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

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Master Fund is exposed to market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short. The Series exposure to market risk is limited to its investment in the Master Fund.

The Series, via its investment in the Master Fund, is designed to take on market risk on a systematic basis across a broad portfolio of liquid markets and to monitor and minimize exposure to all other risks, such as credit and liquidity risks. The trading systems used by the Master Fund’s Trading Advisor include various proprietary systems that are designed to control the risk taken at the individual position level as well as at the overall portfolio level. The Trading Advisor monitors and controls market risk within limits at both sector and portfolio levels.

Net trading results arising from the Master Fund’s speculative trading of derivatives for the year ended December 31, 2011 are reflected in the Master Fund’s Statements of Operations and equals net realized and unrealized gain/(loss) on investments and foreign currency less the trading costs.

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

Custody of Assets

The Series invests a portion of its assets in the Master Fund, approximately 28% and 31% at December 31, 2011 and 2010. A substantial amount of the Master Fund’s assets are held either with OPCA, a related party, or in customer accounts at the Clearing Brokers, although they may be held at other affiliates of the Clearing Brokers or other third-party Clearing Brokers selected by the Sponsor. For a discussion on the OPCA, refer to Note 5 to the Master Fund’s financial statements, attached as Exhibit 99.1.

Only assets held to margin CFTC-regulated futures contracts may be held in CFTC-regulated “segregated funds” accounts. “Segregated funds” accounts are insulated from liability for any claims against a broker other than those of other customers. As of December 31, 2011 and 2010, 32.66% and 34.58% of the net assets of the Master Fund was held in segregated funds. Some of the Series’ capital is not held in segregation, but rather in custody or other client accounts maintained by affiliates of the Clearing Brokers. Subject to any applicable regulatory restrictions, these affiliates may make use of such capital, which is treated as a liability or deposit owed by such affiliates to the Series. However, if such an affiliate were to incur financial difficulties, the Series’ assets could be lost (the Series becoming only a general creditor of such affiliate) and, even if not lost, could be unavailable to the Series for an extended period.

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

Interest

The Series generally earns interest on its cash at a bank and on the proportionate share of the cash actually held by the Master Fund, (the “Cash Assets”). The Master Fund does not earn interest income on the Master Fund’s gains or losses on open forward, commodity option and certain non-U.S. futures positions because such gains and losses are not collected or paid until such positions are closed out. Interest is earned only on funds actually held in the Master Fund’s account. The Master Fund also earns interest from its investment in the OPCA.

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

The Clearing Brokers, in the course of acting as commodity broker for the Master Fund, lend certain currencies to, and hold certain non-U.S. currency balances. If, for example, the Master Fund needed to make a margin deposit in

Swiss Francs, the Clearing Brokers would lend the Master Fund the Swiss Francs, charging a local short-term rate plus a spread of up to 1.0% per annum (at current rates). Should the Master Fund hold Swiss Franc balances in its account, the Clearing Brokers will credit the Master Fund with interest at the same local short-term rate less a spread of up to 2.0% per annum (at current rates).

The Clearing Brokers follow their standard procedures for crediting and charging interest to the Master Fund. The Clearing Brokers are able to generate significant economic benefit from doing so, especially as the Clearing Brokers are able to meet the margin requirements imposed on customers as a group, whereas each customer must margin its account on a stand-alone basis with the Clearing Brokers. Consequently, the Clearing Brokers may record a loan of Swiss Francs (in the above example) to the Master Fund’s account which the Clearing Brokers charge interest even though the Clearing Brokers do not have to deposit any Swiss Francs at the applicable clearinghouse.

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

The B-2 and B-0 Units are subject to a management fee (“Management Fee”) of 2.25%. Certain affiliates of the selling agent will receive a portion of the Management Fee from the Sponsor for services rendered, pursuant to a letter agreement between them. The Sponsor, in consultation with the Trading Advisor, may waive, rebate or reduce the Management Fee for certain members without entitling any other member to any such waiver, rebate or reduction.

The Trading Advisor also will receive a performance fee (“Performance Fee”) equal to 20% of the Series’ pro rata share of the Master Fund’s new net trading profits for each quarter. New net trading profits during each quarter refers to the excess, if any, of the cumulative level of net trading profits attributable to the Series at the end of such quarter over the highest level of cumulative net trading profits as of the end of any preceding quarter (the “High Water Mark”). Performance Fees do not, while losses do, reduce cumulative net trading profits. New net trading profits do not include interest income. To the extent that any redemptions are made from the Series, the High Water Mark is proportionately reduced and a proportionate Performance Fee paid (if accrued).

The Sponsor pays the Trading Advisor’s management and performance fees out of the Management Fees and Performance Fees that the Series pays to the Sponsor.

The Sponsor receives a monthly sponsor fee (“Sponsor Fee”) of 0.042 of 1% (a 0.50% annual rate) of the Series’ month-end net asset value for all other purposes, as defined below which takes into account interest income, of each Member’s investment in the Series for such month.

AlphaMetrix360, LLC (the “Administrator”) receives a monthly fee as to be determined by the Sponsor and the Administrator, of up to 0.0142% (a 0.17% annual rate) of each Series’ net asset value for all other purposes as of the beginning of each month (a 0.10% annual rate), subject to a monthly minimum of $3,300, provided that if the assets of all pools for which the Sponsor acts as sponsor, measured at the segregated series level only, exceed $1.5 billion, the administration fee on assets above $1.5 billion but below $2.5 billion will be 0.01% (a 0.12% annual rate), and provided further that if the assets of all pools for which the Sponsor acts as sponsor, measured at the segregated series level only, exceed $2.5 billion, the administration fee on assets above $2.5 billion will be 0.0083% (a 0.10% annual rate).

Spectrum Global Fund Services, LLC (“Spectrum US”) served as Administrator for the Series through December 9, 2010. AlphaMetrix360, LLC (“AlphaMetrix360”) served as the administrator subsequent to December 9, 2010. The Administrator is responsible for certain clerical and administrative functions of the Series, including acting as registrar and transfer agent, calculation of NAV based on valuations provided by the Trading Advisors and the Sponsor (although the Sponsor is ultimately responsible for determining the Net Asset Value of the Series).

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

The Master Fund’s brokerage commissions are paid upon completion or liquidation of one-half of a trade and are referred to as “per side” commissions, which cover either the initial purchase (or sale) or the subsequent offsetting sale (or purchase) of a single commodity futures contract. The principal operating costs of the Master Fund are the per side brokerage commissions paid to the Clearing Brokers (a portion of which is paid to the Master Fund’s executing brokers, which may or may not include the Clearing Brokers, as commissions for their execution services) and the currency forward contract (“F/X”) dealer spreads paid to the Clearing Brokers and others. The “per side” commissions for U.S. markets paid by the Master Fund are approximately $1.85 per side plus fees (except in the case of certain non-U.S. contracts on which the rates may be as high as $50 per side plus fees due, in part, to the large size of the contracts traded).

Many of the Master Fund’s currency trades are executed in the spot and forward non-U.S. exchange markets (the “F/X Markets”) in which there are no direct execution costs. Instead, the banks and dealers in the F/X Markets, including the Clearing Brokers, take a “spread” between the prices at which they are prepared to buy and sell a particular currency, and such spreads are built into the pricing of the spot or forward contracts with the Master Fund. In general, the Sponsor estimates that aggregate brokerage commission charges (including F/X spreads) will not exceed 3.5%, and should range between approximately 0.5% and 3% per annum of the Series’ average month-end assets (meaning the average month-end net asset value for all other purposes for the then-current fiscal year).

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

The following table summarizes the expenses incurred by the Series for the years ended December 31, 2011 and 2010:

	2011		2010
Expenses	Dollar Amount	% of Average Month-End Net Asset Value for Financial Reporting	Dollar Amount	% of Average Month-End Net Asset Value for Financial Reporting

Performance fees	$518,353	1.23%	$202,051	3.43%
Management fees	1,007,121	2.38	135,647	2.30
Sales Commissions	72,389	0.17	—	0.00
Allocated trading costs	41,142	0.10	3,986	0.07
Placement fees	318,148	0.75	68,786	1.17
Sponsor’s fees	190,081	0.45	26,697	0.45
Other expenses	152,698	0.36	20,811	0.35
Organizational costs	—	0.00	119,362	2.02
Allocated cash manager and sponsor fee	39,546	0.09	5,985	0.10

Total	$2,339,478	5.53%	$583,325	9.89%

The Series’ average month-end net asset value for financial reporting during 2011 and 2010 equaled $42,254,706 and $5,899,003, respectively.

During 2011 and 2010 the Series had $0 in net interest expense or approximately (0.00)% of the Series’ average month-end net asset value for financial reporting.

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

Other than in respect of the registration requirements pertaining to the Series’ securities under Section 12(g) of the Securities Exchange Act of 1934, as amended, the Platform and the Series are generally not subject to regulation by the Securities and Exchange Commission. The Trading Advisor is also regulated by the Financial Service Authority of the United Kingdom.

          (i) through (xii) – not applicable.

          (xiii) the Series has no employees.

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

The Master Fund and the Series do not own or use any physical properties in the conduct of their businesses.

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

Item 4:	Mine Safety Disclosures

Not applicable.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

There is no trading market for the Units, and none is likely to develop. Units may be redeemed at the net asset value per Unit for all other purposes as of the end of any calendar month. Redemption requests must be submitted on or prior to the 15th day of the calendar month (or the following business day) in which such Units are to be redeemed.

(b)	Holders

As of December 31, 2011, there were 886 holders of Units, including the Sponsor.

(c)	Dividends

No distributions or dividends have been made on the Units, and the Sponsor has no present intentions to make any.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Series did not sell any unregistered securities since it commenced operations on January 1, 2010 that have not previously been included in the Series’ Quarterly Reports on Form 10-Q or in a Current Report on Form 8-K.

(f)	Issuer Purchases of Equity Securities

Pursuant to the Platform’s Amended and Restated Limited Liability Company Agreement and the Series’ Amended and Restated Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit for all other purposes, i.e. reflecting the amortization of organizational and initial offering costs. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the redemptions by Members during the fourth quarter of 2011 and 2010:

B-0

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

October 31, 2011	0.00	$1,098.808
November 30, 2011	0.00	$1,107.170
December 31, 2011	117.64	$1,123.309
Total	117.64

B-2

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

October 31, 2011	88.14	$1,067.149
November 30, 2011	0.00	$1,073.477
December 31, 2011	66.07	$1,087.324
Total	154.21

B-0

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

October 31, 2010	0.00	$1,068.551
November 30, 2010	0.00	$1,044.818
December 31, 2010	0.00	$1,082.475
Total	0.00

B-2

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

October 31, 2010	0.00	$1,058.262
November 30, 2010	0.00	$1,031.799
December 31, 2010	0.00	$1,068.441
Total	0.00

Item 6:	Selected Financial Data

The following selected data has been derived from the audited Financial Statements of the Series.

ALPHAMETRIX MANAGED FUTURES III LLC
Statements of Financial Condition

	AlphaMetrix Managed Futures III LLC (WC Diversified Series) December 31, 2011	AlphaMetrix Managed Futures III LLC December 31, 2011	AlphaMetrix Managed Futures III LLC (WC Diversified Series) December 31, 2010	AlphaMetrix Managed Futures III LLC December 31, 2010

ASSETS
Investment in AlphaMetrix WC Diversified Fund - MT0041, at fair value	$22,107,621	$22,107,621	$6,590,406	$6,590,406
Cash at bank	55,372,644	55,372,644	14,404,275	14,404,275
Prepaid assets	178,731	178,731	99,297	99,297

Total Assets	$77,658,996	$77,658,996	$21,093,978	$21,093,978

LIABILITIES
SUBSCRIPTIONS RECEIVED IN ADVANCE PAYABLES:	$8,257,000	$8,257,000	$4,723,040	$4,723,040
Accrued sponsor’s fee	8,523	8,523	5,299	5,299
Accrued management fee	43,828	43,828	30,878	30,878
Accrued performance fee	—	—	129,469	129,469
Accrued sales commission	14,163	14,163	—	—
Accrued operating costs	8,210	8,210	4,463	4,463
Payable to AlphaMetrix WC Diversified Fund - MT0041	707,300	707,300
Redemptions payable	203,986	203,986	—	—

Total Liabilities	9,243,010	9,243,010	4,893,149	4,893,149

MEMBERS’ CAPITAL
B0 Members (35,445.16 and 7,030.08 units outstanding at December 31, 2011 and 2010, unlimited units authorized)	39,780,045	39,780,045	7,562,143	7,562,143
B2 Members (26,359.10 and 8,120 units outstanding at December 31, 2011 and 2010, unlimited units authorized)	28,625,081	28,625,081	8,628,060	8,628,060
Sponsor (10 units outstanding at December 31, 2011 and 2010, unlimited units authorized)	10,860	10,860	10,626	10,626

Total Members’ Capital	68,415,986	68,415,986	16,200,829	16,200,829

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$77,658,996	$77,658,996	$21,093,978	$21,093,978

See notes to financial statements and financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibits 99.1 and 99.2.

ALPHAMETRIX MANAGED FUTURES III LLC
Statements of Operations
For the years ended December 31, 2011 and 2010

	AlphaMetrix Managed Futures Futures III LLC (WC Diversified Series 2011)	AlphaMetrix Managed Futures III LLC 2011	AlphaMetrix Managed Futures Futures III LLC (WC Diversified Series) 2010	AlphaMetrix Managed Futures III LLC 2010

NET INVESTMENT INCOME/(LOSS) ALLOCATED FROM ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Interest income	$49,145	$49,145	$8,997	$8,997
Trading costs	(41,142)	(41,142)	(3,986)	(3,986)
Bank fee	(4)	(4)	—	—
Cash manager and sponsor fees	(39,546)	(39,546)	(5,985)	(5,985)

Net investment income/(loss) allocated from AlphaMetrix WC Diversified Fund - MT0041	(31,547)	(31,547)	(974)	(974)

FUND NET INVESTMENT INCOME/(LOSS):
Interest income	—	—	6,370	6,370
Placement fee	(318,148)	(318,148)	(68,786)	(68,786)
Operating expenses	(152,694)	(152,694)	(20,811)	(20,811)
Management fee	(1,007,121)	(1,007,121)	(135,647)	(135,647)
Organizational costs	—	—	(119,362)	(119,362)
Performance fee	(518,353)	(518,353)	(202,051)	(202,051)
Sales commission	(72,389)	(72,389)	—	—
Sponsor’s fee	(190,081)	(190,081)	(26,697)	(26,697)

Net investment income/(loss)	(2,258,786)	(2,258,786)	(566,984)	(566,984)

Total net investment income/(loss)	(2,290,333)	(2,290,333)	(567,958)	(567,958)

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Net realized gain/(loss)	3,444,090	3,444,090	949,451	949,451
Net increase/(decrease) in unrealized appreciation/(depreciation)	106,470	106,470	195,511	195,511

Total realized and unrealized gain (loss) allocated from AlphaMetrix WC Diversified Fund - MT0041	3,550,560	3,550,560	1,144,962	1,144,962

Net increase in net assets resulting from operations	$1,260,227	$1,260,227	$577,004	$577,004

Weighted average number of WC Diversified Series units outstanding	38,641	38,641	5,757	5,757

Net income/(loss) per weighted average unit	$32.61	$32.61	$100.23	$100.23

See notes to financial statements and financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibits 99.1 and 99.2.

ALPHAMETRIX MANAGED FUTURES III LLC
Statements of Changes in Members’ Capital
For the year ended December 31, 2011

For the year ended December 31, 2011	AlphaMetrix Managed Futures III LLC (WC Diversified Series)								AlphaMetrix Managed Futures III LLC

	B-0 Members		B-2 Members		Sponsor (B-2)		Total

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members’ capital at January 1, 2011	$7,562,143	7,030.08	$8,628,060	8,120.00	$10,626	10.00	$16,200,829	15,160.08	$16,200,829	15,160.08
Members’ subscriptions	32,040,734	29,101.52	20,042,738	18,576.12	—	—	52,083,472	47,677.64	52,083,472	47,677.64
Members’ redemptions	(761,952)	(686.44)	(366,590)	(337.02)	—	—	(1,128,542)	(1,023.46)	(1,128,542)	(1,023.46)
Net investment loss	(1,062,758)	—	(1,226,923)	—	(652)	—	(2,290,333)	—	(2,290,333)	—
Total realized and unrealized gain/(loss) allocated from AlphaMetrix WC Diversified Fund - MT0041	2,001,878	—	1,547,796	—	886	—	3,550,560	—	3,550,560	—

Members’ capital at December 31, 2011	$39,780,045	35,445.16	$28,625,081	26,359.10	$10,860	10.00	$68,415,986	61,814.26	$68,415,986	61,814.26

Net asset value per unit at January 1, 2011	$1,075.684		$1,062.568		$1,062.568
Change in net asset value per unit	46.615		23.398		23.398

Net asset value per unit at December 31, 2011	$1,122.299		$1,085.966		$1,085.966

ALPHAMETRIX MANAGED FUTURES III LLC
Statements of Changes in Members’ Capital
For the year ended December 31, 2010

For the year ended December 31, 2010	AlphaMetrix Managed Futures III LLC (WC Diversified Series)								AlphaMetrix Managed Futures III LLC

	B-0 Members		B-2 Members		Sponsor (B-2)		Total

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members’ capital at January 1, 2010	$—	—	$—	—	$—	—	$—	—	$—	—
Members’ subscriptions	7,262,571	7,030.08	8,376,852	8,145.00	10,000	10.00	15,649,423	15,185.08	15,649,423	15,185.08
Members’ redemptions	—	—	(25,598)	(25.00)	—	—	(25,598)	(25.00)	(25,598)	(25.00)
Net investment loss	(226,927)	—	(340,014)	—	(1,017)	—	(567,958)	—	(567,958)	—
Total realized and unrealized gain/(loss) allocated from AlphaMetrix WC Diversified Fund - MT0041	526,499	—	616,820	—	1,643	—	1,144,962	—	1,144,962	—

Members’ capital at December 31, 2010	$7,562,143	7,030.08	$8,628,060	8,120.00	$10,626	10.00	$16,200,829	15,160.08	$16,200,829	15,160.08

Net asset value per unit at January 1, 2010	$1,000.000		$1,000.000		$1,000.000
Change in net asset value per unit	75.684		62.568		62.568

Net asset value per unit at December 31, 2010	$1,075.684		$1,062.568		$1,062.568

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

B-0

	Net Asset Value			Net Asset Value per Unit

	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting

Price at Commencement*				$1,000.000	$1,000.000
March 31, 2010	$204,747	$170,129	201.42	1,016.543	844.668
June 30, 2010	1,552,311	1,498,597	1,514.35	1,025.067	989.597
September 30, 2010	3,449,930	3,399,202	3,299.18	1,045.693	1,030.317
December 31, 2010	7,609,887	7,562,143	7,030.08	1,082.475	1,075.684
March 31, 2011	14,437,218	14,392,458	13,168.12	1,096.377	1,092.977
June 30, 2011	21,259,372	21,217,596	19,929.06	1,066.753	1,064.656
September 30, 2011	33,859,556	33,820,763	29,987.57	1,129.120	1,127.826
December 31, 2011	39,815,854	39,780,045	35,445.16	1,123.309	1,122.299

Total return after performance fee, from the commencement of operations through the period ended December 31, 2011				12.33%	12.23%

B-2

	Net Asset Value			Net Asset Value per Unit

	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting

Price at Commencement*				$1,000.000	$1,000.000
March 31, 2010	$711,568	$676,950	702.56	1,012.822	963.548
June 30, 2010	3,545,196	3,491,483	3,473.46	1,020.653	1,005.189
September 30, 2010	4,167,206	4,116,477	4,017.54	1,037.254	1,024.627
December 31, 2010	8,686,430	8,638,686	8,130.00	1,068.441	1,062.568
March 31, 2011	11,718,602	11,673,842	10,882.20	1,076.859	1,072.746
June 30, 2011	18,552,025	18,510,249	17,801.65	1,042.152	1,039.805
September 30, 2011	25,506,034	25,467,241	23,220.46	1,098.429	1,096.758
December 31, 2011	28,671,748	28,635,941	26,369.10	1,087.324	1,085.966

Total return after performance fee, from the commencement of operations through the period ended December 31, 2011				8.73%	8.60%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

A portion of the assets maintained at the Master Fund’s Clearing Brokers are restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Brokers as of December 31, 2011 and 2010 was restricted cash for margin requirements of $22,216,652 and $25,042,729. This cash becomes unrestricted if the underlying positions it supports are liquidated.

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward currency trading, the Master Fund’s and the Series’ assets are highly liquid and are expected to remain so. Because the Master Fund’s assets are held in cash or in the OPCA, it expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances. This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy. From its commencement of operations on October 1, 2007 through December 31, 2011, the Master Fund experienced no meaningful periods of illiquidity in any of the markets in which it traded.

The Series processes redemptions on a monthly basis, with approximately corresponding redemptions out of the Master Fund. The Series incurred redemptions of $1,128,542 (1,023.46 Units) and $25,598 (25.00 Units) for the years ended December 31, 2011 and 2010 and accrued $203,986 and $0 in redemptions payable to Members at December 31, 2011 and 2010.

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

The financial instruments traded by the Master Fund contain varying degrees of risk whereby changes in the market values of the futures and forward contracts or the Master Fund’s satisfaction of the obligations may exceed the amount recognized in the Statements of Financial Condition of the Master Fund.

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

Results of Operations

General

The Trading Advisor manages the assets of the Master Fund pursuant to the Program (see Item 1(c) “Narrative Description of Business”).

The Trading Advisor was established in 1997 by David Winton Harding Martin Hunt, and Osman Murgian. The Diversified Program rests on the premise that rigorous statistical and scientific research generates the most reliable source of information on market behavior. The Trading Advisor seeks to apply statistical and scientific methods to a diverse range of futures and forward markets in order to predict future asset returns. The strategy monitors 100+ futures and forwards markets and invokes multiple model types, primarily technical, in order to exploit price patterns, with a principal focus on price trends. In addition, the Trading Advisor utilizes sophisticated trading technologies, advance execution algorithms, and a research team composed of highly educated and specialized pure and applied researchers. The culture of the firm is founded on merit-based incentive systems, including ownership stakes in the firm, which rewards employees who contribute to the firm’s long-term vision.

Mr. Harding has over 25 years experience trading futures markets and running two of the largest and most successful commodity trading advisors (“CTA”) in existence. His experience provides him with an array of knowledge of the behavior of various futures markets, the type and rigor of empirical research necessary to develop profitable and sustainable trading systems, and a firm understanding of the operational infrastructure required to run a large and profitable CTA. Mr. Harding co-founded AHL (Adam, Harding and Lueck), now part of Man Group plc, which advanced the application of systematic quantitative techniques in managed futures investment. The Trading Advisor has grown to a team of over 230 employees and manages approximately $27.96 billion as of December 31, 2011. The Trading Advisor is a limited liability company registered in England and Wales, which is regulated in the United Kingdom by the Financial Services Authority. Since January 1998, the Trading Advisor has been a member of NFA and has been registered with the CFTC as a commodity trading advisor and commodity pool operator. On July 31, 2007, a company affiliated with Goldman Sachs International purchased a 9.99 percent shareholder interest in the Trading Advisor. This shareholding is currently held by Goldman Sachs Petershill Non-U.S. Master Fund, L.P., a fund managed by Goldman Sachs Asset Management International. This investor is not involved in the day-to-day management of the Trading Advisor but, pursuant to a shareholders agreement, has the right to approve certain limited matters relating to Trading Advisor’s operations.

The Series commenced trading activities January 1, 2010 with an initial capitalization of $232,500, none of which was contributed by the Trading Advisor as seed capital. As of December 31, 2011, the Series had a capitalization of $68,487,602 based on the net asset value for all other purposes.

Performance Summary

Quarter ended December 31, 2011

This performance description is a brief summary of how the Series performed during the quarter ended December 31, 2011, based on the underlying performance of the Master Fund in which the Series invests, and is not necessarily an indication of how the Series will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

For the twelve months ended December 31, 2011 the B-2 and B-0 Sub-Series had year-to-date gains of 1.77% and 3.77%, respectively, based on the net asset value for all other purposes.

The following discussion is based on the underlying performance of the Master Fund in which the Series invests.

October 1, 2011 to December 30, 2011

The B-2 Sub-Series posted a 1.29% gain for the month ended December 31, 2011, a gain/(loss) of (1.01%) and 1.77% for the three and twelve months ended December 31, 2011 and an overall gain of 8.73% for the Series from the inception of trading on January 1, 2010 through December 31, 2011 (not annualized). The B-0 Sub-Series posted a 1.46% gain for the month ended December 31, 2011, a gain/(loss) of (0.51%) and 3.77% for the three and twelve months ended December 31, 2011 and an overall gain of 12.33% for the Series from the inception of trading on January 1, 2010 through December 31, 2011 (not annualized).

The Series experienced positive returns in December 2011. The B-2 Sub-Series posted a return of 1.29% for the month and 1.77% for the year. The B-0 Sub-Series posted a return of 1.46% for the month and 3.77% for the year. December saw the dominant trends of 2011 persist into the final month of the year. Choppy equity markets failed to produce consistently exploitable trends, which led the Series to underperform in equity indices for the month, and caused equity indices to be the Series’ worst performing sector for the year. On the other side of the coin, the

Series’ bond positions stayed true to their yearly trend, contributing the most to the Series’ monthly performance. The Series also benefitted from its recent long U.S. dollar position, as the currency rallied into the end of the year, leading it to be the Series’ second best contributor to the month’s performance. Both gold and silver sold off over the course of December, and the Series’ long positions were the largest negative contributor for the month.

The B-2 Sub-Series posted a 0.59% gain for the month ended November 30, 2011, a 0.47% gain for the year to date as of November 30, 2011 and an overall gain of 7.35% for the Series from the inception of trading on January 1, 2010 to November 30, 2011 (not annualized). The B-0 Sub-Series posted a 0.76% gain for the month ended November 30, 2011, a 2.28% gain for the year to date as of November 30, 2011 and an overall gain of 10.72% for the Series from the inception of trading on January 1, 2010 to November 30, 2011 (not annualized).

The Series experienced positive returns in November 2011. The B-2 Sub-Series posted a return of 0.59%, while the B-0 Sub-Series posted a return of 0.76%. November saw three new European governments formed in Spain, Italy and Greece. While Greece’s was due to a planned election, Spain and Italy’s were installed as direct consequence of the continent’s continued financial struggles. The strength of the European System of Financial Supervisors was called into doubt, and yields on Greek, Spanish and Italian debt all ended the month at higher levels. The Series closed the month with risk concentrated in fixed income and currency sectors, with relatively little exposure to equities. Crop holdings were the strongest contributor to performance for the month, with currencies being the second strongest contributor. Equity indices, base metals, bonds and energies all contributed positively as well. Interest rates were the primary drag on the Series performance, with the Series holdings in precious metals and livestock remaining relatively flat.

The B-2 Sub-Series posted a (2.85%) loss for the month ended October 31, 2011, a (0.12%) loss for the year to date as of October 31, 2011 and an overall gain of 6.71% for the Series from the inception of trading on January 1, 2010 to October 31, 2011 (not annualized). The B-0 Sub-Series posted a (2.68%) loss for the month ended October 31, 2011, a 1.51% gain for the year to date as of October 31, 2011 and an overall gain of 9.88% for the Series from the inception of trading on January 1, 2010 to October 31, 2011 (not annualized).

The Series experienced negative returns in October 2011. The B-2 Sub-Series posted a (2.85%) loss and the B-0 Sub-Series posted a (2.68%) loss. While concerns over the Eurozone debt crisis persisted, hope of a “rescue package” sent equity markets rallying strongly into the end of the month. As a result, the Series’ short positions in equities suffered losses. The “risk on” rally spread to other asset classes as well, causing the Series long bond and short interest rates positions to suffer losses as well. Most positions in the portfolio were negative contributors to performance, with currencies being the worst performer. The Series’ only positive holding for the month was in precious metals. The broad reduction in position sizing mentioned in September’s commentary helped to somewhat mitigate the scale of the trend reversals the Series experienced in October.

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

For the nine months ended September 30, 2011 the B-2 and B-0 Sub-Series had year-to-date gains of 2.81% and 4.31%, respectively, based on the net asset value for all other purposes.

The following discussion is based on the underlying performance of the Master Fund in which the Series invests.

July 1, 2011 to September 30, 2011

The B-2 Sub-Series posted a (0.21%) loss for the month ended September 30, 2011, a gain of 5.40% and 2.81% for the three and nine months ended September 30, 2011 and an overall gain of 9.84% for the Series from the inception of trading on January 1, 2010 through September 30, 2011 (not annualized). The B-0 Sub-Series posted a (0.04%) loss for the month ended September 30, 2011, a gain of 5.85% and 4.31% for the three and nine months ended September 30, 2011 and an overall gain of 12.91% for the Series from the inception of trading on January 1, 2010 through September 30, 2011 (not annualized).

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

For the six months ended June 30, 2011 the B-2 and B-0 Sub-Series had year-to-date losses of (2.46%) and (1.45%), respectively, based on the net asset value for all other purposes.

The following discussion is based on the underlying performance of the Master Fund in which the Series invests.

April 1, 2011 to June 30, 2011

The B-2 Sub-Series posted a (3.05%) loss for the month ended June 30, 2011, a loss of (3.22%) and (2.46%) for the three and six months ended June 30, 2011 and an overall gain of 4.22% for the Series from the inception of trading on January 1, 2010 through June 30, 2011 (not annualized). The B-0 Sub-Series posted a (2.88%) loss for the month ended June 30, 2011, a loss of (2.70%) and (1.45%) for the three and six months ended June 30, 2011 and an overall gain of 6.68% for the Series from the inception of trading on January 1, 2010 through June 30, 2011 (not annualized).

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

For the three months ended March 31, 2011 the B-2 and B-0 Sub-Series had year-to-date returns of 0.79% and 1.28%, respectively, based on the net asset value for all other purposes.

The following discussion is based on the underlying performance of the Master Fund in which the Series invests.

January 1, 2011 to March 31, 2011

The B-2 Sub-Series posted a (0.21%) loss for the month ended March 31, 2011, a gain of 0.79% for the three months ended March 31, 2011 and an overall gain of 7.69% for the Series from the inception of trading on January 1, 2010 through March 31, 2011 (not annualized). The B-0 Sub-Series posted a (0.05%) loss for the month ended March 31, 2011, a gain of 1.28% for the three months ended March 31, 2011 and an overall gain of 9.64% for the Series from the inception of trading on January 1, 2010 through March 31, 2011 (not annualized).

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

Quarter ending December 31, 2010

This performance description is a brief summary of how the Series performed during the quarter ending December 31, 2010, based on the underlying performance of the Master Fund in which the Series invests, and is not necessarily an indication of how the Series will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

The B-2 and B-0 Sub-Series ended December 31, 2010 with year-to-date returns of 8.25% and 6.84%, respectively, based on the net asset value for all other purposes.

The following discussion is based on the underlying performance of the Master Fund in which the Series invests.

October 1, 2010 to December 31, 2010

The B-2 Sub-Series posted a 3.55% return for the month ending December 31, 2010, a gain of 3.01% for the three months ended December 31, 2010 and an overall gain of 6.84% for the Series from the inception of trading on January 1, 2010, through December 31, 2010 (not annualized). The B-0 Sub-Series posted a 3.60% return for the month ending December 31, 2010, a gain of 3.52% for the three months ended December 31, 2010 and an overall gain of 8.25% for the Series from the inception of trading on January 1, 2010 through December 31, 2010 (not annualized).

The Series experienced a positive return in December 2010. The B-2 Sub-Series posted a gain of 3.55% for the month and 6.84% for the year. The B-0 Sub-Series posted a gain of 3.60% for the month and 8.25% for the year. Markets buoyed in anticipation of a prosperous 2011 at the end of a tumultuous year. The top performing sector in December was agricultural commodities with gains accrued in grains, meats and softs markets. The majority of losses incurred in fixed income positions, yet bonds were the single largest contributor to the portfolio in 2010. Copper, gold, petroleum and most trades on the dollar contributed to the program’s positive performance in December. To address concerns regarding a perceived difficult environment for CTAs, i.e. trading futures in a rising interest rate environment, the Trading Advisor conducted an experiment using real and simulated US 10 year futures data. Although bond futures did not exist until the 1980’s, a basic trend following system was back-tested using the real and simulated data back through the 1960s with encouraging results. The Trading Advisor is optimistic about their trading strategies and their scientific approach to research and development as we head into 2011.

The B-2 Sub-Series posted a (2.50%) loss for the month ending November 30, 2010, a 3.18% gain for the year to date as of November 30, 2010 and an overall gain of 3.18% for the Series from the inception of trading on January 1, 2010 to November 30, 2010 (not annualized). The B-0 Sub-Series posted a (2.22%) loss for the month ending November 30, 2010, a 4.48% gain for the year to date as of November 30, 2010 and an overall gain of 4.48% for the Series from the inception of trading on January 1, 2010 to November 30, 2010 (not annualized).

The Series experienced losses in November 2010. The B-2 Sub-Series posted a loss of (2.22%), while the B-0 Sub-Series posted a (2.22%) loss. The risk on / risk off trade continued as a weaker dollar strengthened and a stronger euro weakened as the month went on, a function of abated QE2 fears and a reemphasis on a European sovereign debt crisis. Correlations across markets remain high; early month gains were clawed back during the month as the dollar strengthened, causing stocks, bonds and commodities to fall through late November. The largest losses originated in currency and bond markets, with short dollar positions and 10-year US treasury notes taking the majority of loses in their respective sectors. The portfolio did, however, generate profits in precious metals in November, led by silver, gold and palladium. The trading system has indicated an environment of increased correlation and a simultaneous decrease in liquidity. This has led the trading system to tread cautiously, with liquidity and correlation characteristics still very prominent in the system’s allocation framework.

The B-2 Sub-Series posted a 2.03% gain for the month ending October 31, 2010, a 5.83% gain for the year to date as of October 31, 2010 and an overall gain of 5.83% for the Series from the inception of trading on January 1, 2010 to October 31, 2010 (not annualized). The B-0 Sub-Series posted a 2.19% gain for the month ending October 31, 2010, a 6.86% gain for the year to date as of October 31, 2010 and an overall gain of 6.86% for the Series from the inception of trading on January 1, 2010 to October 31, 2010 (not annualized).

The Series experienced positive returns in October 2010. The B-2 Sub-Series posted a gain of 2.19%, while the B-0 Sub-Series posted a 2.03% return. Agricultural markets created the largest positive contribution based on signals indicating a weakening dollar. Equities also performed well, as a bullish stock market benefitted the strategy’s largest asset holding. The strategy also saw positive performance in precious metals and currencies. Currency markets dominated the news feeds this month as sovereign banking entities continued intervention and quantitative easing efforts. Some investors anticipate a much talked about currency war, despite a G20 meeting this month denouncing competitive currency devaluations. A drop in sovereign bond opportunities precipitated a 10% reduced allocation of total portfolio risk to the sector.

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

The B-2 and B-0 Sub-Series ended September 30, 2010 with year-to-date returns of 3.73% and 4.57%, respectively, based on the net asset value for all other purposes.

The following discussion is based on the underlying performance of the Master Fund in which the Series invests.

July 1, 2010 to September 30, 2010

The B-2 Sub-Series posted a 0.45% return for the month ending September 30, 2010, a gain of 1.63% for the three months ended September 30, 2010 and an overall gain of 3.73% for the Series from the inception of trading on January 1, 2010, through September 30, 2010 (not annualized). The B-0 Sub-Series posted a 0.61% return for the month ending September 30, 2010, a gain of 2.01% for the three months ended September 30, 2010 and an overall gain of 4.57% for the Series from the inception of trading on January 1, 2010 through September 30, 2010 (not annualized).

The Series experienced a positive return in September 2010. The B-2 Sub-Series posted a gain of 0.45%, while the B-0 Sub-Series posted a 0.61% return. Open market operations conducted by the Bank of Japan, and a statement by the U.S. Federal Reserve towards the end of month about re-initiation of quantitative easing, sparked a rally in government bonds, which partially offset an early month sell-off. Equity markets closed the month higher than they started, despite gold’s setting new record highs, which usually indicates inflationary fear among market participants. The strategy was up in precious metals and agricultural commodities; cotton futures hit 15-year highs. The Series experienced some losses in the fixed income and energy markets in September.

The B-2 Sub-Series posted a 4.45% gain for the month ending August 31, 2010, a 3.26% return for the year to date as of August 31, 2010 and an overall gain of 3.26% for the Series from the inception of trading on January 1, 2010 to August 31, 2010 (not annualized). The B-0 Sub-Series posted a 4.52% gain for the month ending August 31, 2010, a 3.94% gain for the year to date as of August 31, 2010 and an overall gain of 3.94% for the Series from the inception of trading on January 1, 2010 to August 31, 2010 (not annualized).

The Series experienced positive returns in August 2010. The B-2 Sub-Series posted a gain of 4.45%, while the B-0 Sub-Series posted a 4.52% return. After an optimistic July, August saw weak economic numbers, including a sharp decline in existing U.S. home sales. These figures undermined faith in the economic recovery in the United States, reversing July’s optimistic sentiment. Stocks also fell back to early July prices. After rising throughout July, the price of crude oil and the euro reversed in August. Wary investors sought shelter in fixed income markets, driving a sustained rally in government bonds. Bonds were the source of most of the strategy’s gains in August, with positive contributions from interest rates, currencies, and precious metals. The gains were offset slightly by losses in crops. The manager has increased individual stock trading. Winton has recently recruited an expert in high frequency databases, as well as experienced statistician, both of which begin in September.

The B-2 Sub-Series posted a 3.14% loss for the month ending July 31, 2010, a 1.14% loss for the year to date as of July 31, 2010 and an overall loss of 1.14% for the Series from the inception of trading on January 1, 2010 to July 31,

2010 (not annualized). The B-0 Sub-Series posted a 2.99% loss for the month ending July 31, 2010, a 0.56% loss for the year to date as of July 31, 2010 and an overall loss of 0.56% for the Series from the inception of trading on January 1, 2010 to July 31, 2010 (not annualized).

The Series experienced a loss in July 2010. The B-2 Sub-Series posted a loss of 3.14%, while the B-0 Sub-Series posted a 2.99% loss. After a sustained defensive environment in June, the markets saw rallies in global equities, additional recovery in the Euro and a halt in the rise of sovereign bonds in July. These factors, along with the optimistic results of the European bank stress tests, have eased some concerns over a withdrawal of economic stimulus. Short term interest rates were the source of Winton’s strongest performance, on the heels of falling U.S. LIBOR rates. The fund also experienced modest returns in bonds and emerging market currencies, and small gains in meats, softs and natural gas. Overall, currencies were the worst performing sector, with the majority of losses coming from the EUR/USD. The fund also experienced losses in grains, metals, equity indices and petroleum.

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

The B-2 and B-0 Sub-Series ended June 30, 2010 with year-to-date returns of 2.07% and 2.51%, respectively, based on the net asset value for all other purposes.

The following discussion is based on the underlying performance of the Master Fund in which the Series invests.

April 1, 2010 to June 30, 2010

The B-2 Sub-Series posted a 0.98% return for the month ended June 30, 2010, a gain of 0.77% for the three months ended June 30, 2010 and an overall gain of 2.07% for the Series from the inception of trading on January 1, 2010 (not annualized). The B-0 Sub-Series posted a 1.12% return for the month ended June 30, 2010, a gain of 0.84% for the three months ended June 30, 2010 and an overall gain of 2.51% for the Series from the inception of trading on January 1, 2010 (not annualized).

The Series experienced a positive return in June 2010. The B-2 Sub-Series posted a gain of 0.98%, while the B-0 Sub-Series posted a 1.12% return. The markets have had generally mixed reactions to the recent austerity measures announced by several European countries aimed at reducing deficits. The Euro was relatively unaffected, while Greek, Portuguese and Spanish bonds have continued to rise in response to continued skepticism about their long term viability. At the same time, bond yields in larger countries fell, reflecting uncertainty about current policies. Fixed income markets were the source of the Trading Advisor’s strongest returns, with US bonds continuing to rise. The Series also experienced modest returns in precious metals and interest rates, with its performance in crops, livestock and cash equities virtually flat. Energies were the worst performing sector due to the Trading Advisor’s short positions suffering after a rally in crude oil. The Series experienced small losses in base metals, equity indices and currencies.

The B-2 Sub-Series posted a 1.29% loss for the month ended May 31, 2010, a 1.07% return for the year to date as of May 31, 2010 and an overall gain of 1.07% for the Series from the inception of trading on January 1, 2010 to May 31, 2010 (not annualized). The B-0 Sub-Series posted a 1.41% loss for the month ended May 31, 2010, a 1.37% gain for the year to date as of May 31, 2010 and an overall gain of 1.37% for the Series from the inception of trading on January 1, 2010 to May 31, 2010 (not annualized).

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

The B-2 Sub-Series posted a 1.09% return for the month ended April 30, 2010, a 2.39% return for the year to date as of April 30, 2010 and an overall gain of 2.39% for the Series from the inception of trading on January 1, 2010 to April 30, 2010 (not annualized). The B-0 Sub-Series posted a 1.15% return for the month ended April 30, 2010, a 2.83% gain for the year to date as of April 30, 2010 and an overall gain of 2.83% for the Series from the inception of trading on January 1, 2010 to April 30, 2010 (not annualized).

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

The B-2 and B-0 Sub-Series ended March 31, 2010 with year-to-date returns of 1.28% and 1.65%, respectively, based on the net asset value for all other purposes.

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

For additional information, please refer to the 2011 AlphaMetrix Managed Futures III LLC and Master Fund financial statements which are attached as Exhibit 99.1 and 99.2.

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

Contractual Obligations

The Series does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Series’ sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell) through its investment in the Master Fund. All such contracts are settled by offset, not delivery. The Master Fund’s Financial Statements filed as Exhibit 99.1 herewith present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Master Fund’s open future and forward currency contracts, both long and short, at December 31, 2011 and 2010.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

Not applicable; the Series is a smaller reporting company

Item 8:	Financial Statements and Supplementary Data

Net Income by Quarter (unaudited)
Four Quarters through December 31, 2011

	First Quarter 2011	Second Quarter 2011	Third Quarter 2011	Fourth Quarter 2011	Total

Total Income (Loss)	$571,096	$(1,011,768)	$3,714,641	$325,736	$3,599,705
Total Expenses	(325,244)	(372,851)	(987,997)	(653,386)	(2,339,478)

Net Income (Loss)	$245,852	$(1,384,619)	$2,726,644	$(327,650)	$1,260,227

Net Income (Loss) per Unit[1]	$12.30	$(45.00)	$59.26	$(5.69)	$32.61

1Based on average number of Units for the year.

Net Income by Quarter (unaudited)
Four Quarters through December 31, 2010

	First Quarter 2010	Second Quarter 2010	Third Quarter 2010	Fourth Quarter 2010	Total

Total Income (Loss)	$48,052	$102,004	$286,918	$723,355	$1,160,329
Total Expenses	(88,475)	(108,329)	(124,248)	(262,273)	(583,325)

Net Income (Loss)	$(40,423)	$(6,325)	$162,670	$461,082	$577,004

Net Income (Loss) per Unit[1]	$(7.02)	$(1.10)	$28.19	$80.16	$100.23

1Based on average number of Units for the year.

As the Platform is classified as a Smaller Reporting Company, as defined by Rule 229.10(f)(1) of Regulation S-K, the supplementary financial information required by Item 302 of Regulation S-K is not applicable.

Item 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

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

Changes in Internal Control over Financial Reporting

AlphaMetrix360, LLC (“AlphaMetrix360”), an affiliate of the Sponsor, acquired the assets of Spectrum Global Fund Services, LLC (“Spectrum US”) as of December 9, 2010. The Sponsor has hired AlphaMetrix360 to provide administration services for the Series and Master Fund. There were no material changes to the internal control structure as a result of the acquisition.

Management’s Annual Report on Internal Control over Financial Reporting

The Sponsor is responsible for establishing and maintaining adequate internal control over the financial reporting of the Master Fund and the Series. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Sponsor’s internal control over financial reporting includes those policies and procedures that:

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

The principal executive and financial officers of the Sponsor assessed the effectiveness of its internal control over financial reporting with respect to the Master Fund and the Series as of December 31, 2011. In making this assessment, the principal executive and financial officers used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, they have concluded that, as of December 31, 2011, the Sponsor’s internal control over financial reporting with respect to the Series is effective based on those criteria.

This annual report does not include an attestation report of the Series’ registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Series’ registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Sponsor to provide only management’s report in this annual report.

Item 9B:	Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

(a) and (b) Identification of Directors and Executive Officers

The Series is a segregated series of a limited liability company, and the Master Fund and the Series themselves have no officers or directors and are managed by the Sponsor.

The following are the principal officers and managers of the Sponsor.

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

          David Young. Mr. Young, age 46, joined AlphaMetrix in March 2010 as its Chief Operations Officer and was approved as a principal of AlphaMetrix on March 19, 2010. Mr. Young previously held the position of President at Spectrum Global Fund Administration from March 2002 through March 2010. Spectrum Global Fund Administration provides middle and back office outsourcing and administration services to hedge funds and funds of funds through its proprietary technology platform. He was also the President and COO of Midland Trading, LLC, an options specialist firm trading at the Chicago Board of Options Exchange, from March 2000 until March 2002. Midland Trading, LLC was formed in March of 2000 through a restructuring of The Arbitrage Group, LLC, an options specialist firm trading at the Chicago Board of Options Exchange. Mr. Young was the Chief Financial Officer of The Arbitrage Group, LLC from August 1998 until March 2000. Prior to working at Midland Trading, LLC, Mr. Young was the Chief Financial Officer of Fenchurch Capital Management, LLC, a hedge fund in Chicago trading in fixed income arbitrage, from August of 1989 until August of 1998. From August of 1987 until August of 1989, Mr. Young was a Senior Accountant with First Options of Chicago, an options trading firm. Mr. Young received a Bachelor of Science degree in Accounting from North Central College, Naperville, Illinois, in 1987.

          George Brown. Mr. Brown, age 56, joined AlphaMetrix in March 2008, was approved as a principal on July 14, 2008, and is its Chief Financial Officer. In December 2010, Mr. Brown was elected as the Chief Financial Officer of AlphaMetrix360, LLC. Mr. Brown served as a consultant for Nature’s Best, a sports nutrition and protein beverages producer, from December 2007 to February 2008, as Chief Financial Officer of Ultraguard Corporation, a manufacturer of dual smoke/carbon monoxide detectors and wireless monitor systems, from September 2005 to August 2007 and as Chief Financial Officer for Old London Foods, Inc., a producer of branded crackers and co-packed private label bread crumbs, from July 1997 until August 2007. From September 2007 to December 2007, Mr. Brown was self-employed as a financial consultant. He possesses a broad range of expertise in financial areas including control, planning, treasury, tax and audit and is a seasoned, entrepreneurial senior financial executive with experience including private equity, leveraged buy-outs and start-ups. Mr. Brown received an M.B.A. in Finance from the University of Chicago in 1979 and a B.A. in Economics (Morehead Scholarship) from the University of North Carolina in 1977.

          Victoria L. Adams. Ms. Adams, age 54, joined AlphaMetrix in December 2010 and is AlphaMetrix Chief Compliance Officer and Chief of Staff. In those capacities, she reports directly to AlphaMetrix Chief Operating Officer. Ms. Adams has been an NFA-approved principal of AlphaMetrix from November 21, 2011 to the present. As Chief Compliance Officer, she is responsible for overseeing and managing compliance within AlphaMetrix, ensuring that AlphaMetrix and its employees comply with applicable regulatory requirements and AlphaMetrix internal policies. She is also responsible for establishing standards and procedures that are effective in detecting, preventing, and correcting noncompliance with applicable rules and regulations and the company’s policies. As Chief of Staff, Ms. Adams is also responsible for staffing and other human resources related functions as well as the management of special projects. Before joining AlphaMetrix, from December 2006 to December 2010, Ms. Adams was the Vice President of Human Resources and Director of Organizational Development for Spectrum Global Fund Administration, a fund administrator. In this capacity, Ms. Adams was responsible for all human resources related duties, including recruiting, retention, performance management, compensation, employee relations, disciplinary and corrective measures, employee training, as well as the development of all human resources policies and procedures. Additionally, she was responsible for developing and circulating all corporate communications, as well as benefits administration, commercial insurance renewals and real estate management for all office locations of the company. Ms. Adams is a graduate of DePaul University, Chicago, having earned a Bachelor of Arts degree in Business in 2002. She also earned a Master’s Degree in Business Law from Loyola University Chicago School of Law in 2008.

          Franz Gildemeister. Mr. Gildemeister, age 36, joined AlphaMetrix in July 2010, was approved as a Principal on June 22, 2011, and is currently its Chief Fund Accountant and Controller. In such capacity, Mr. Gildemeister oversees the accounting for AlphaMetrix’s fund structures, including the semimonthly net asset values for the funds, audited annual financial statements, any required financial filings with the SEC, and K-1s for all U.S. clients. From July 2010 to June 24, 2011 Mr. Gildemeister held the position of Director of Fund Accounting and, in such capacity he acted as liaison between AlphaMetrix and their fund administrator to ensure the timely and accurate calculation of the semi-monthly nets asset values for the funds. Prior to joining AlphaMetrix, Mr. Gildemeister was the Controller for Sky Road LLC, a front-office solutions provider for hedge funds from November 2008 through June 2010. His primary responsibilities were maintaining the books and records for the company and assisting in the preparation of the company’s foreign and domestic tax filings. From August 2006 through October 2008, Mr. Gildemeister was the Director of Accounting for VARA Capital Management, LLC, a hedge fund manager, employing a global macro strategy. His primary responsibilities were to prepare the monthly and year-end financial statements under U.S. GAAP for the hedge funds managed by the company. Prior to joining VARA Capital Management, LLC, Mr. Gildemeister was a Senior Client Relationship Manager at Spectrum Global Fund Administration from July 2003 through August 2006. He managed the day to day back office operations for hedge fund clients employing a variety of strategies including, fixed income arbitrage, distressed debt, global macro and emerging markets. Mr. Gildemeister received a B.S. degree in Accounting from Hartwick College, Oneonta, New York in 1997 and is a registered CPA in the state of Vermont.

(c)      Identification of Certain Significant Employees

None.

(d)      Family Relationships

Mr. Kins and Mr. Brown are brothers-in-law.

(e)      Business Experience

See Item 10(a) and (b) above.

(f)      Involvement in Certain Legal Proceedings

None.

(g)      Section 16(a) Beneficial Ownership Reporting Compliance

None

(h)      Code of Ethics

The Master Fund and the Series have no employees, or officers and are managed by the Sponsor. The Sponsor has adopted an Executive Code of Ethics that applies to its principal executive officers, principal financial officer and principal accounting officer. A copy of this Executive Code of Ethics may be obtained at no charge by written request to AlphaMetrix, LLC, 181 West Madison, 34th floor, Chicago, Illinois 60602.

(i)      Audit Committee Financial Expert

Because the Master Fund and the Series have no employees, or officers, the Master Fund and the Series have no audit committee. The Master Fund and the Series is managed by the Sponsor. George Brown serves as the Sponsor’s “audit committee financial expert.” George Brown is not independent of the management of the Sponsor. The Sponsor is a privately owned limited liability company. It has no independent directors.

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

(b)      Security Ownership of Management

As of December 31, 2011, the Trading Advisor and the executive officers and the principals of the Sponsor did not own directly or indirectly any Units. As of December 31, 2011, the Sponsor owned directly 10.00 Units, which constituted 0.07% of the total Units outstanding, and did not own any Units indirectly.

(c)      Changes in Control

None.

(d)      Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

(a)      Transactions With Related Persons

See Item 11 “Executive Compensation,” Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and “Item 1(c) “Narrative Description of Business.” As of December 31, 2011 and 2010, the Series had incurred the following: Sponsor’s fees of $190,081 and $26,697 to the Sponsor;

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

(1)      Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche, LLP (“D&T”) in connection with the audit of the Series’ financial statements and reviews of financial statements included in the Series’ Form 10-Q or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as of and for the years ended December 31, 2011 and 2010 were $161,100 and $151,100.

(2)      Audit-Related Fees

There were no fees for audit related services rendered by D&T for the years ended December 31, 2011 and 2010 related to the Series.

(3)      Tax Fees

Aggregate fees billed for professional services rendered by Arthur F. Bell, Jr & Associates, L.L.C. in connection with tax compliance, tax advice and tax planning for the years ended December 31, 2011 and 2010, were approximately $6,176 and$7,176. This fee is not passed through to the Series, but rather, is included within the Service Provider Fee.

(4)      All Other Fees

No fees were incurred by D&T, or any member firms of D&T and their respective affiliates, during the years ended December 31, 2011 and 2010 for any other professional services in relation to the Series.

(5)      Pre-Approval Policies

The Sponsor’s principal executive and financial officers review the estimated audit and tax fees prior to engaging an auditor or tax services for the Series.

PART IV

Item 15:	Exhibits, Financial Statement Schedules

(a)(1)      Financial Statements

See Financial Statements for the Master Fund and the Series filed herewith as Exhibits 99.1 and 99.2.

Affirmation of AlphaMetrix, LLC
Report of Independent Registered Public Accounting Firm
Statements of Financial Condition
Statements of Operations
Statements of Changes in Members’ Capital
Condensed Schedules of Investments (Master Fund Financial Statements only)
Notes to Financial Statements

(a)(2)      Financial Statement Schedules

Financial statement schedules not included in this Form 10-K have been omitted because they are not required or are not applicable or because equivalent information has been included in the Financial Statements filed herewith as Exhibit 99.1 and 99.2 or notes thereto.

(a)(3)      Exhibits Required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Exhibit Number	Description of Document

1.1*	Selling Agreement.

3.1*	Certificate of Formation of AlphaMetrix Managed Futures III LLC.

4.1*	Limited Liability Company Operating Agreement of AlphaMetrix Managed Futures III LLC.

4.2*	Separate Series Agreement for the Series.

10.1*	Trading Management Agreement.

10.2*	Assignment of Trading Management Agreement

10.3*	Amendment of Trading Management Agreement

10.4*	Administrative Services Agreement

21.1*	List of Subsidiaries.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Statements of Master Fund for the years ended December 31, 2011 and 2010

99.2	Financial Statements of AlphaMetrix Managed Futures III LLC for the years ended December 31, 2011 and 2010

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the Series’ Form 10 filed on December 31, 2009.

**

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2012.

Dated: March 30, 2012

ALPHAMETRIX MANAGED FUTURES III LLC

By: AlphaMetrix, LLC.
Sponsor

By: /s/ Aleks Kins

Name: Aleks Kins
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Sponsor of the registrant in the capacities and on the date indicated.

Signature	Title with Managing Owner	Date

/s/ George Brown	Chief Financial Officer	March 30, 2012

George Brown

/s/David Young	Chief Operations Officer	March 30, 2012

David Young

AlphaMetrix, LLC
Sponsor of Registrant
March 30, 2012