Form 10-Q
period 2012-03-31
AlphaMetrix Managed Futures III LLC
filed 2012-05-14
CIK 1473675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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
Yes ☐ No ☒

ii

ALPHAMETRIX FUTURES III LLC

QUARTERLY REPORT FOR PERIOD ENDED MARCH 31, 2012 ON FORM 10-Q

iii

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements
ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)
Condensed Statements of Financial Condition

	WC Diversified Series March 31, 2012 (Unaudited)	AlphaMetrix Managed Futures III LLC March 31, 2012 (Unaudited)	WC Diversified Series December 31, 2011	AlphaMetrix Managed Futures III LLC December 31, 2011

Assets
Investment in AlphaMetrix WC Diversified Fund - MT0041, at fair value:	$25,976,710	$25,976,710	$22,107,621	$22,107,621
Cash at bank	59,328,557	59,328,557	55,372,644	55,372,644
Prepaid assets	135,855	135,855	178,731	178,731

Total Assets	$85,441,122	$85,441,122	$77,658,996	$77,658,996

Liabilities
Accrued sponsor’s fee	$9,916	$9,916	$8,523	$8,523
Accrued management fees	42,960	42,960	43,828	43,828
Accrued performance fees	327	327	—	—
Accrued sales commissions	18,503	18,503	14,163	14,163
Accrued operating costs and administrative fees	6,856	6,856	8,210	8,210
Payable to master fund	280,300	280,300	707,300	707,300
Redemptions payable	917,505	917,505	203,986	203,986
Subscriptions received in advance	3,278,100	3,278,100	8,257,000	8,257,000

Total Liabilities	4,554,467	4,554,467	9,243,010	9,243,010

Members’ Capital
B0 Members (45,726.34 and 35,445.16 units outstanding at March 31, 2012, and December 31, 2011, respectively, unlimited units authorized)	50,648,343	50,648,343	39,780,045	39,780,045
B2 Members (28,346.74 and 26,359.10 units outstanding at March 31, 2012, and December 31, 2011, respectively, unlimited units authorized)	30,227,650	30,227,650	28,625,081	28,625,081
Sponsor (10 units outstanding at March 31, 2012, and December 31, 2011, respectively, unlimited units authorized)	10,662	10,662	10,860	10,860

Total Members’ Capital	80,886,655	80,886,655	68,415,986	68,415,986

Total Liabilities and Members’ Capital	$85,441,122	$85,441,122	$77,658,996	$77,658,996

NAV per Share
B0	$1,107.640	$1,107.640	$1,122.299	$1,122.299
B2	1,066.354	1,066.354	1,085.966	1,085.966
Sponsor	1,066.354	1,066.354	1,085.966	1,085.966

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)
Condensed Statements of Operations
For the three months ended March 31, 2012 and 2011
(Unaudited)

	2012		2011

	WC Diversified Series January 1, 2012 - March 31, 2012	AlphaMetrix Managed Futures III LLC January 1, 2012 - March 31, 2012	WC Diversified Series January 1, 2011 - March 31, 2011	AlphaMetrix Managed Futures III LLC January 1, 2011 - March 31, 2011
NET INVESTMENT INCOME/(LOSS) ALLOCATED FROM ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Interest income	$1,619	$1,619	$11,395	$11,395
Interest expense	(704)	(704)	—	—
Trading costs	(18,535)	(18,535)	(5,310)	(5,310)
Cash manager and sponsor fees	(545)	(545)	(6,934)	(6,934)

Net investment income/(loss) allocated from AlphaMetrix WC Diversified Fund - MT0041:	(18,165)	(18,165)	(849)	(849)

FUND NET INVESTMENT INCOME/(LOSS):
Sponsor fee	(98,554)	(98,554)	(23,106)	(23,106)
Operating costs	(71,113)	(71,113)	(18,797)	(18,797)
Management fee	(446,434)	(446,434)	(132,428)	(132,428)
Performance fee	(327)	(327)	(86,388)	(86,388)
Placement fees	(99,621)	(99,621)	—	—
Sales commissions	(51,568)	(51,568)	(52,281)	(52,281)

Net investment income/(loss)	(767,617)	(767,617)	(313,000)	(313,000)

TOTAL NET INVESTMENT INCOME/(LOSS)	(785,782)	(785,782)	(313,849)	(313,849)

REALIZED AND UNREALIZED GAIN/(LOSS) ALLOCATED FROM ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Net realized gain/(loss)	1,255,117	1,255,117	885,935	885,935
Net increase/(decrease) in unrealized appreciation/(depreciation)	(1,711,263)	(1,711,263)	(326,234)	(326,234)

Total realized and unrealized gain/(loss) allocated from AlphaMetrix WC Diversified Fund - MT0041:	(456,146)	(456,146)	559,701	559,701

Net increase/(decrease) in net assets resulting from operations	$(1,241,928)	$(1,241,928)	$245,852	$245,852

Net increase/(decrease) in net assets resulting from operations per unit:
Weighted average number of units outstanding	69,028	69,028	21,637	21,637

Net income (loss) per weighted average unit	$(17.99)	$(17.99)	$11.36	$11.36

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC

(A Delaware Series Limited Liability Company)
Condensed Statements of Changes in Members’ Capital
For the three months ended March 31, 2012 and 2011
(Unaudited)

	WC Diversified Series B-0 Members		WC Diversified Series B-2 Members		WC Diversified Series Sponsor (B-2)		WC Diversified Series Total		AlphaMetrix Managed Futures III LLC

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members’ capital at January 1, 2012	$39,780,045	35,445.16	$28,625,081	26,359.10	$10,860	10.00	$68,415,986	61,814.26	$68,415,986	61,814.26
Member subscriptions	12,003,313	10,695.08	2,909,700	2,677.09	—	—	14,913,013	13,372.17	14,913,013	13,372.17
Member redemptions	(460,565)	(413.90)	(739,851)	(689.45)	—	—	(1,200,416)	(1,103.35)	(1,200,416)	(1,103.35)
Net investment income/(loss)	(390,727)	—	(394,914)	—	(141)	—	(785,782)	—	(785,782)	—
Total realized and unrealized gain/(loss) allocated from AlphaMetrix WC Diversified Fund - MT0041	(283,723)	—	(172,366)	—	(57)	—	(456,146)	—	(456,146)	—

Members’ capital at March 31, 2012	$50,648,343	45,726.34	$30,227,650	28,346.74	$10,662	10.00	$80,886,655	74,083.08	$80,886,655	74,083.08

Net asset value per unit at January 1, 2012	$1,122.299		$1,085.966		$1,085.966
Change in net asset value per unit	(14.659)		(19.612)		(19.612)

Net asset value per unit at March 31, 2012	$1,107.640		$1,066.354		$1,066.354

	WC Diversified Series B-0 Members		WC Diversified Series B-2 Members		WC Diversified Series Sponsor (B-2)		WC Diversified Series Total		AlphaMetrix Managed Futures III LLC

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members’ capital at January 1, 2011	$7,562,143	7,030.08	$8,628,060	8,120.00	$10,626	10.00	$16,200,829	15,160.08	$16,200,829	15,160.08
Member subscriptions	6,787,034	6,244.89	2,949,762	2,752.20	—	—	9,736,796	8,997.09	9,736,796	8,997.09
Member redemptions	(117,177)	(106.85)	—	—	—	—	(117,177)	(106.85)	(117,177)	(106.85)
Net investment income/(loss)	(141,181)	—	(172,509)	—	(159)	—	(313,849)	—	(313,849)	—
Total realized and unrealized gain/(loss) allocated from AlphaMetrix WC Diversified Fund - MT0041	301,639	—	257,802	—	260	—	559,701	—	559,701	—

Members’ capital at March 31, 2011	$14,392,458	13,168.12	$11,663,115	10,872.20	$10,727	10.00	$26,066,300	24,050.32	$26,066,300	24,050.32

Net asset value per unit at January 1, 2011	$1,075.684		$1,062.568		$1,062.568
Change in net asset value per unit	17.293		10.178		10.178

Net asset value per unit at March 31, 2011	$1,092.977		$1,072.746		$1,072.746

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

(1) Organization

AlphaMetrix Managed Futures III LLC (the “Platform”) is sponsored by AlphaMetrix, LLC (the “Sponsor” or “AlphaMetrix”). The Platform was formed on September 10, 2009 as a Delaware series limited liability company pursuant to the Delaware Limited Liability Company Act. AlphaMetrix Managed Futures III LLC (AlphaMetrix WC Diversified Series) (the “Series” or “WC Diversified Series”) is currently the only “segregated series” of the Platform. Since the Series is the Platform’s only segregated series, references to the Series also include the Platform unless otherwise noted. The Series invests a portion of its assets in AlphaMetrix WC Diversified Fund – MT0041 (the “Master Fund”) which is advised by Winton Capital Management Ltd. (the “Trading Advisor”). The Master Fund generally engages in the speculative trading of approximately 120 instruments including international futures, options and forwards markets, government securities such as bonds, as well as certain over the counter (“OTC”) instruments, which may include foreign exchange and interest rate forward contracts and swaps. The Diversified Program may also trade cash equities and contracts for difference (“CFDs”). In addition, the Master Fund may also invest in the AlphaMosaic SPC Offshore Platform Cash Account (“OPCA”). Refer to the Master Fund financial statements, attached to this report, for a further discussion of the OPCA. Newedge USA, LLC and J.P. Morgan Futures Inc. are the Master Fund’s futures clearing brokers (the “Clearing Brokers”) and Newedge Alternative Strategies Inc. is the foreign exchange clearing broker of the Master Fund, although the Master Fund may execute foreign exchange trades through other foreign exchange clearing brokers at any time. The Sponsor, over time, intends to offer investors a selection of different trading advisors, each managing a different segregated series of the Platform. There can be no assurance, however, that any series other than the Series will be offered or that the Series will continue to be offered. The Series was organized on September 11, 2009. The Series issued units and commenced trading on January 1, 2010. The Series filed a Form 10, under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (“SEC”) to register the units of limited liability company interest (“Units”), and such registration became effective March 1, 2010.

The accompanying unaudited financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the Series’ financial condition at March 31, 2012 (unaudited) and December 31, 2011, and results of its operations and changes in its members’ capital for the three months ended March 31, 2012 and 2011 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and notes included in the Series’ annual report on Form 10-K filed with the SEC for the year ended December 31, 2011. The December 31, 2011 information has been derived from the audited financial statements as of December 31, 2011.

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

Basis of Presentation

Pursuant to rules and regulations of the SEC, financial statements are presented for the Platform as a whole and for the WC Diversified Series. The accompanying financial statements and notes thereto include financial statements and footnote totals for the Platform as a whole. For the avoidance of doubt, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular segregated series shall be enforceable only against the assets of such series and not against the assets of the Platform generally or any other segregated series. Accordingly, the assets of one segregated series of the Platform include only those funds and other assets that are paid to, held by or distributed to the Platform on account of and for the benefit of that segregated series, including, without limitation, funds delivered to the Platform for the purchase of Units in that segregated series. As of March 31, 2012 and 2011, and December 31, 2011, the WC Diversified Series exists as the only segregated series on the Platform.

The Series is a feeder fund to the Master Fund and other funds sponsored by the Sponsor invest in the Master Fund. At March 31, 2012 and December 31, 2011, the Series’ investment in the Master Fund was $25,976,710 and $22,107,621, approximately 24.53% and 20.84%, respectively, of the Master Fund’s net assets. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946 Financial Services – Investment Companies, the Series and the Master Fund are not consolidated.

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

Cash

Cash is maintained in the custody of commercial banks and includes cash received related to subscriptions received in advance. The Master Fund traded on a leverage basis of approximately: (a) two to one from January 1, 2010 through January 18, 2010; (b) two and a half to one from January 19, 2010 through October 31, 2011; (c) three to one from November 1, 2011 through March 31, 2012. In order to maintain the Series’ overall portfolio at a leverage of approximately one, the Series’ capital not needed at the Master Fund to maintain a leverage of one will be held in the cash account maintained by the Series as opposed to being invested into the Master Fund. The Sponsor will rebalance the amounts held as it deems necessary to keep the Series’ capital leverage factor at approximately one.

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

Redemptions payable

Redemptions payable are share redemptions effective March 31, 2012 and December 31, 2011 but paid subsequent to period end.

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

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU requires the following disclosures about fair value measurements of assets and liabilities classified as Level 3 within the fair value hierarchy: the valuation process used by the reporting entity, quantitative information about the unobservable inputs used in a fair value measurement, and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. The ASU also requires disclosure about any transfers between Level 1 and Level 2. The disclosures are effective for fiscal years beginning after December 15, 2011. The Sponsor has adopted and determined that the adoption of ASU No. 2011-04 in the current period had no impact upon the Series’ financial statements.

Derivative Instruments

FASB ASC 815, Derivatives and Hedging (“ASC 815”) requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The Series invests a portion of its assets in the Master Fund which engages in the speculative trading of U.S. and foreign futures contracts, options on futures contracts and currency forward contracts (collectively “derivatives”). The disclosures required by ASC 815 for the Master Fund are discussed in the notes to the attached financial statements of the Master Fund. The Series does not directly trade derivatives.

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

Income Taxes

The Platform follows the provisions of FASB ASC Topic 740, Income Taxes (“ASC 740”), related to accounting for uncertainty in income taxes. ASC 740 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. ASC 740 requires the evaluation of tax positions taken in the course of preparing the tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. As of March 31, 2012 and December 31, 2011, no liability was recognized in connection with ASC 740. The Platform is subject to income tax examinations by tax authorities for all tax years since its inception date.

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

Redemption Fee

If a Member redeems his or her investment in the B-2 Units before the end of the sixth calendar month following such Member’s initial investment in the B-2 Units (the “Initial Investment”), such Redemption will be subject to a Redemption Fee (the “Redemption Fee”) equal to 2% of such Member’s Initial Investment. If a Member Redeems his or her investment in the B-2 Units following the sixth month-end after the date of his or her Initial Investment but prior to the twelfth month-end after the date of such Member’s Initial Investment, such Redemption will be subject to a Redemption Fee equal to 1% of such Member’s Initial Investment in the B-2 Units. The Redemption Fee will be pro rated for partial redemptions prior to the twelfth month-end following such Member’s Initial Investment, i.e. if the Member withdraws 50% of his or her current investment in the B-2 Units, 50% of the Redemption Fee will be due upon Redemption. In no case will the sum of all Redemption Fees paid by a Member be greater than the Initial Sales Commission paid by such Member. Redemption fees amounted to $1,000 and $0 for the three months ended March 31, 2012 and 2011, respectively.

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

(3) Related Party Transactions

At December 31, 2011, a substantial amount of the Master Fund’s assets were held within the OPCA, a related party. For a discussion on the OPCA, refer to Note 5 in the attached Master Fund’s financial statements. At March 31, 2012, the Master Fund held no investment in the OPCA.

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

The Series incurred Sponsor’s fees of $98,554 and $23,106 for the three months ended March 31, 2012 and 2011, respectively, of which $9,916 and $8,523 is owed to the Sponsor at March 31, 2012 and December 31, 2011.

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

WC Diversified Series Net Asset Values

The quarterly net asset value and net asset value per Unit since commencement of operations are as follows:

B-0 Sub-series

	Net Asset Value			Net Asset Value per Unit

	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting

Price at Commencement*				$1,000.000	$1,000.000
March 31, 2010	$204,747	$170,129	201.42	1,016.543	844.668
June 30, 2010	$1,552,311	$1,498,597	1,514.35	1,025.067	989.597
September 30, 2010	$3,449,930	$3,399,202	3,299.18	1,045.693	1,030.317
December 31, 2010	$7,609,887	$7,562,143	7,030.08	1,082.475	1,075.684
March 31, 2011	$14,437,218	$14,392,458	13,168.12	1,096.377	1,092.977
June 30, 2011	$21,259,372	$21,217,596	19,929.06	1,066.753	1,064.656
September 30, 2011	$33,859,556	$33,820,763	29,987.57	1,129.120	1,127.826
December 31, 2011	$39,815,854	$39,780,045	35,445.16	1,123.309	1,122.299
March 31, 2012	$50,681,169	$50,648,343	45,726.34	1,108.358	1,107.640

Total return after performance fee, from the commencement of operations through the period ended March 31, 2012				10.84%	10.76%

* Commencement of operations of the Series was January 1, 2010

B-2 Sub-series

	Net Asset Value			Net Asset Value per Unit

	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting

Price at Commencement*				$1,000.000	$1,000.000
March 31, 2010	$711,568	$676,948	702.56	1,012.822	963.546
June 30, 2010	$3,545,196	$3,491,483	3,473.46	1,020.653	1,005.189
September 30, 2010	$4,167,206	$4,116,477	4,017.54	1,037.254	1,024.627
December 31, 2010	$8,686,430	$8,638,686	8,130.00	1,068.441	1,062.568
March 31, 2011	$11,718,602	$11,673,842	10,882.20	1,076.859	1,072.746
June 30, 2011	$18,552,025	$18,510,249	17,801.65	1,042.152	1,039.805
September 30, 2011	$25,506,034	$25,467,241	23,220.46	1,098.429	1,096.758
December 31, 2011	$28,671,748	$28,635,941	26,369.10	1,087.324	1,085.966
March 31, 2012	$30,271,135	$30,238,312	28,356.74	1,067.511	1,066.354

Total return after performance fee, from the commencement of operations through the period ended March 31, 2012				6.75%	6.64%

* Commencement of operations of the Series was January 1, 2010

(4) Management and Performance Fees

The Series is subject to a monthly management fee at the rate of 0.1875% (a 2.25% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 3) calculated before reduction for any Management Fees, Performance Fees, Service Provider Fees, Sponsor’s Fees, Sales Commission or Extraordinary Fees accrued (including performance fees accrued in a prior month) as of such month-end and before giving effect to any capital subscriptions made as of the beginning of the month immediately following such month-end and before any redemptions accrued during or as of such month-end, but after all expenses as of such month-end. The Series incurred Management Fees of $446,434 and $132,428 for the three months ended March 31, 2012 and 2011, respectively, of which $42,960 and $43,828 is payable at March 31, 2012 and December 31, 2011, respectively.

The Series is subject to a quarterly performance fee equal to 20% which is paid at the Series level but is calculated based on the Series’ share of the Master Fund’s new Net Trading Profits as defined by the excess, if any, of the cumulative level of Net Trading Profits attributable to the Series at the end of such quarter over the highest level of cumulative Net Trading Profits as of the end of any preceding quarter (the “High Water Mark”). The Series incurred Performance Fees of $327 and $86,388 for the three months ended March 31, 2012 and 2011, respectively, of which $327 and $0 was payable at March 31, 2012 and December 31, 2011.

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

(5) Financial Instruments with Off-balance sheet and Concentration of Credit Risk

The Series, via its investment in the Master Fund engages in the speculative trading of derivatives. The Series does not have any direct commitments to buy or sell financial instruments, including derivatives. The Series has indirect commitments that arise through positions held by the Master Fund in which the Series invests. However, as an investor in a Master Fund, the Series’ risk at March 31, 2012 and December 31, 2011, is limited to the fair value of its investment in the Master Fund.

(6) Administration

AlphaMetrix360, LLC (“AlphaMetrix360”) serves as Administrator (the “Administrator”) for the Platform. The Administrator is responsible for certain clerical and administrative functions of the Platform, including acting as registrar and transfer agent, calculation of NAV based on valuations provided by the Trading Advisors and the Sponsor (although the Sponsor is ultimately responsible for determining the NAV of each Fund).

(7) NAV Verification Agent

Beginning in January 2012, Custom House Fund Services (Chicago) LLC (“Custom House”), was retained by the Platform to serve as the NAV Verification Agent and provide net asset value verifications for the Master Fund and the Series pursuant to a NAV Verification Agreement (the “Custom House Agreement”), entered into by Custom House, the Sponsor, the Platform and the Administrator. Under the Agreement, Custom House performs certain net asset value verification procedures and communicates the results of those procedures to each investor.

(8) Financial Highlights

The following financial highlights in the table below show the Series’ financial performance for the three months ended March 31, 2012 and 2011 for B-0 and B-2 Sub-Series Units. All performance returns noted are calculated based on the net asset value per Unit for financial reporting, with estimated organizational costs incurred prior to issuance of Units being expensed at the commencement of the operations of the Series. Total return is calculated as the change in a theoretical Member’s investment over the entire period - a percentage change in the Member’s capital value for the period. The information has been derived from information presented in the financial statements.

          Regarding the information shown in the table below:

•

Per Unit operating performance is computed based upon the weighted-average net Units for the periods ended March 31, 2012 and 2011. Total return is calculated as the change in the net asset value per Unit for the periods ended March 31, 2012 and 2011, and is not annualized.

•

The net investment loss and total expense ratios are computed based upon the weighted average net assets for the period ended March 31, 2012 and 2011. Weighted average net assets include the performance fee and are computed using month-end net assets. Net investment loss and expenses include the Series’ proportionate share of the Master Fund’s investment income (loss) and expenses, respectively. Such ratios have been annualized, with the exception of the performance fee and organizational expense.

An individual Member’s total return and ratios may vary from those below based on the timing of capital transactions.

	AlphaMetrix Managed Futures III LLC (WC Diversified Series)

	Three Months Ended March 31, 2012 B-0 Sub-Series	Three Months Ended March 31, 2012 B-2 Sub-Series	Three Months Ended March 31, 2011 B-0 Sub-Series	Three Months Ended March 31, 2011 B-2 Sub-Series

Members’ capital per Unit - Beginning of Period	$1,122.299	$1,085.966	$1,075.684	$1,062.568

Per Unit data (for a Unit outstanding throughout the period)
Net investment loss	(9.400)	(14.242)	(12.179)	(17.225)
Net realized and unrealized gain/(loss) on investments	(5.259)	(5.370)	29.472	27.403

Total from investment operations	(14.659)	(19.612)	17.293	10.178

Members’ capital per Unit - End of Period	$1,107.640	$1,066.354	$1,092.977	$1,072.746

Total return:
Total return before performance fee	(1.31%)	(1.81%)	1.98%	1.33%
Performance fee	0.00%	0.00%	(0.37%)	(0.37%)

Total return after performance fee	(1.31%)	(1.81%)	1.61%	0.96%

Ratios to average Members’ capital
Net investment loss	(3.36%)	(5.28%)	(3.36%)	(5.32%)

Expenses:
Expenses	3.37%	5.28%	3.19%	5.15%
Performance fee	0.00%	0.00%	0.37%	0.37%

Total expenses	3.37%	5.28%	3.56%	5.52%

(9) Subsequent Events

In accordance with ASC 855, Subsequent Events, the Sponsor has evaluated and disclosed all subsequent events requiring recognition and disclosure in the financial statements through the date the financial statements are issued. Except for matters discussed in the following paragraph, there are no material events that would require disclosure in or adjustment to the Series’ financial statements through this date.

Member Subscriptions and Redemptions

Subsequent to March 31, 2012, B-0 Members subscribed approximately $2,661,500 (of which $1,800,500 represents subscriptions received in advance as of March 31, 2012) and redeemed $60,522, and B-2 Members subscribed approximately $2,302,600 (of which $1,477,600 represents subscriptions received in advance as of March 31, 2012) and redeemed $254,726, through the issue date of the financial statements on May 14, 2012.

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

A portion of the assets maintained at the Master Fund’s Clearing Brokers are restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Brokers as of March 31, 2012 and

December 31, 2011 was restricted cash for margin requirements of $27,576,752 and $22,216,652, respectively. This cash becomes unrestricted if the underlying positions it supports are liquidated.

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward currency trading, the Master Fund’s and the Series’ assets are highly liquid and are expected to remain so. Because the Master Fund’s assets are held in cash or in the OPCA, it expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances. This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy. From its commencement of operations on October 1, 2007 through March 31, 2012, the Master Fund experienced no meaningful periods of illiquidity in any of the markets in which it traded.

The Series processes redemptions on a monthly basis, with approximately corresponding redemptions out of the Master Fund. The B-2 Sub-Series incurred aggregate redemptions of $739,851 (689.45 Units) for the three months ended March 31, 2012; the B-0 Sub-Series incurred aggregate redemptions of $460,565 (413.90 Units) for the three months ended March 31, 2012.

Capital Resources

The Series’ Units may be offered for sale as of the beginning, and may be redeemed as of the end, of each month.

The amount of capital raised for the Series is not expected to have a significant impact on its operations, as the Series has no significant capital expenditures or working capital requirements other than for investment in the Master Fund and Member redemptions. The amount of capital invested in the Master Fund is not expected to have a significant impact on the Master Fund’s operations, as the Master Fund has no significant capital expenditures or working capital requirements other than for monies to pay trading losses, trading costs and expenses. Within broad ranges of capitalization, the Master Fund’s trading positions should increase or decrease in approximate proportion to the size of the Series’ investment in the Master Fund.

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

The Master Fund’s Trading Advisor attempts to control risk in all aspects of the investment process, although there can be no assurance that it will, in fact, succeed in doing so. The Master Fund is designed to take market risk on a systematic basis across a broad portfolio of liquid markets and to monitor and minimize exposure to all other risks, such as credit and liquidity risks. The trading systems used include various proprietary systems that are designed to control the risk taken at the individual position level as well as at the overall portfolio level. The Trading Advisor monitors and controls market risk within limits at both sector and portfolio levels.

The financial instruments traded by the Master Fund contain varying degrees of off-balance risk whereby changes in the market values of the futures and forward contracts or the Master Fund’s satisfaction of the obligations may exceed the amount recognized in the Statement of Financial Condition of the Master Fund.

Due to the nature of the Series’ business, substantially all its assets are represented by cash, while the Master Fund maintains its market exposure through open futures and forward contract positions.

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

The B-2 Sub-Series commenced trading activities January 1, 2010 with an initial capitalization of $107,500. As of March 31, 2012, the B-2 Sub-Series had a capitalization of $30,271,135 based on the net asset value for all other purposes. The B-0 Sub-Series had an initial capitalization of $125,000. As of March 31, 2012, the B-0 Sub-Series had a capitalization of $50,681,169 based on the net asset value for all other purposes.

Performance Summary

Quarter ended March 31, 2012

This performance description is a brief summary of how the Series performed during the quarter ended March 31, 2012, based on the underlying performance of the Master Fund in which the Series invests, and is not necessarily an indication of how the Series will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

For the three months ended March 31, 2012 the B-2 and B-0 Sub-Series had year-to-date returns of (1.82%) and (1.33%), respectively, based on the net asset value for all other purposes (see “Notes to Financial Statements – (3) Related Party Transactions”).

January 1, 2012 to March 31, 2012

The B-2 Subseries posted a (1.02%) loss for the month ended March 31, 2012, a loss of (1.82%) for the three months ended March 31, 2012 and an overall gain of 6.75% for the Series from the inception of trading on January 1, 2010 through March 31, 2012 (not annualized). The B-0 Sub-Series posted a (0.85%) loss for the month ended March 31, 2012, a loss of (1.33%) for the three months ended March 31, 2012 and an overall gain of 10.84% for the Series from the inception of trading on January 1, 2010 through March 31, 2012 (not annualized).

The following discussion is based on the underlying performance of the Master Fund in which the Series invests.

The Series experienced a negative return in March 2012. The B-2 Sub-Series posted a loss of (1.02%), while the B-0 Sub-Series posted a loss of (0.85%). The U.S. equity market rally continued into March, while European markets lagged. Encouraging macroeconomic data drove yields higher in Government Bonds, with U.S. 10 year notes reaching levels not seen since October of 2011. The Series ended the month down, with gains in equity indices offsetting larger losses in bonds. The Series’ other losing positions were in currencies, precious metals and interest rates. The Series had achieved some positive contribution from its crops and base metal positions, but like its equity indices positions, these gains were not enough to offset the Series’ losses.

The B-2 Sub-Series posted a (1.12%) loss for the month ended February 29, 2012, a (0.82%) loss for the year to date as of February 29, 2012 and an overall gain of 7.85% for the Series from the inception of trading on January 1, 2010 to February 29, 2012 (not annualized). The B-0 Sub-Series posted a (0.95%) loss for the month ended February 29, 2012, a (0.49%) loss for the year to date as of February 29, 2012 and an overall gain of 11.79% for the Series from the inception of trading on January 1, 2010 to February 29, 2012 (not annualized).

The Series experienced a negative return in February 2012. The B-2 Sub-Series posted a loss of (1.12%), while the B-0 Sub-Series posted a loss of (0.95%). The equity market rally continued into February, sending the S&P 500 Index to the highs of the previous year. Europe featured heavily in the news, with a 130 billion Euro “bailout” of Greece agreed to, and speculation the EU would extend its embargo on oil imports from Iran. The Greek “bailout” spurred the Euro higher against the US Dollar, and crude oil spiked about $10 a barrel higher over the course of the month. The Series benefited from its long equity indices and energies exposures, but the gains experienced in these positions were not great enough to offset the losses experienced in the Series short Euro, long Yen and bonds and crops exposures.

The B-2 Sub-Series posted a 0.31% gain for the month of January 2012 and an overall gain of 9.07% for the Series from the inception of trading on January 1, 2010 to January 31, 2012 (not annualized). The B-0 Sub-Series posted a 0.46% gain for the month of January 2012 and an overall gain of 12.85% for the Series from the inception of trading on January 1, 2010 to January 31, 2012 (not annualized).

The Series experienced a positive return in January 2012. The B-2 Sub-Series posted a gain of 0.31%, while the B-0 Sub-Series posted a loss of (0.46%). The year began with a rally in global stock markets, as concerns over Europe seemed to abate somewhat. Accordingly, the Euro reversed its two month downward trend, while government bonds rallied into the end of the month. The Series experienced gains in stock indices, short term rates, bonds and precious metals positions. Interest rates and precious metals were the largest contributors to performance, with equity indices and bonds closely following. The Series gains were offset by losses in base metals, currencies and crops positions.

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

Item 4: Controls and Procedures

The Sponsor, with the participation of the Sponsor’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Platform and the Series as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Platform’s or the Series’ internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

The Sponsor is not aware of any pending legal proceedings to which either the Series is a party or to which any of its assets are subject.

Item 1A: Risk Factors

Not Required.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable; previously filed on Forms 8-K

(b)	Not applicable.

(c)

Pursuant to the Platform’s Limited Liability Company Agreement and the Series’ Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit for all other purposes (i.e. including the amortization of estimated organizational and initial offering costs). The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following tables summarize the redemptions by Members during the first quarter of 2012:

Consolidated

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

January 31, 2012	256.27	1,113.595
February 29, 2012	—	1,102.198
March 31, 2012	847.08	1,092.723

Total	1,103.35

B-0
Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

January 31, 2012	89.84	1,128.530
February 29, 2012	—	1,117.856
March 31, 2012	324.06	1,108.358

Total	413.90

B-2
Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

January 31, 2012	166.43	1,090.692
February 29, 2012	—	1,078.458
March 31, 2012	523.02	1,067.511

Total	689.45

Item 3: Defaults Upon Senior Securities

(a)         None.
(b)         None.

Item 4: (Removed and Reserved)

Item 5: Other Information

(a)         None.
(b)         Not applicable.

Item 6: Exhibits

The following exhibits are included herewith.

Exhibit Number	Description of Document

1.1*	Selling Agreement.
3.1*	Certificate of Formation of AlphaMetrix Managed Futures III LLC.
4.1*	Limited Liability Company Operating Agreement of AlphaMetrix Managed Futures III LLC.
4.2*	Separate Series Agreement for the Series.
10.1*	Trading Management Agreement.
10.2*	Assignment of Trading Management Agreement
10.3*	Amendment of Trading Management Agreement
10.4*	Administrative Services Agreement
21.1*	List of Subsidiaries.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Financial Statements of AlphaMetrix WC Diversified – MT0041 (Master Fund) (unaudited) for the three months ended March 31, 2012 and 2011.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase
**101.DEF	XBRL Taxonomy Extension Definition Linkbase
**101.LAB	XBRL Taxonomy Extension Label Linkbase
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: May 14, 2012

ALPHAMETRIX MANAGED FUTURES III LLC

By: AlphaMetrix, LLC.
Sponsor

By: /s/ Aleks Kins

Name: Aleks Kins
Title: President and Chief Executive Officer