Form 10-Q
period 2012-06-30
AlphaMetrix Managed Futures III LLC
filed 2012-08-14
CIK 1473675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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
Yes ☐ No ☒

ALPHAMETRIX FUTURES III LLC

QUARTERLY REPORT FOR PERIOD ENDED JUNE 30, 2012 ON FORM 10-Q

ii

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements
ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)
Condensed Statements of Financial Condition

	WC Diversified Series June 30, 2012 (Unaudited)	AlphaMetrix Managed Futures III LLC June 30, 2012 (Unaudited)	WC Diversified Series December 31, 2011	AlphaMetrix Managed Futures III LLC December 31, 2011

Assets
Investment in AlphaMetrix WC Diversified Fund - MT0041, at fair value:	$27,367,729	$27,367,729	$22,107,621	$22,107,621
Cash at bank	63,903,934	63,903,934	55,372,644	55,372,644
Prepaid assets	131,512	131,512	178,731	178,731

Total Assets	$91,403,175	$91,403,175	$77,658,996	$77,658,996

Liabilities
Accrued sponsor’s fee	$6,559	$6,559	$8,523	$8,523
Accrued management fees	29,568	29,568	43,828	43,828
Accrued sales commissions	28,297	28,297	14,163	14,163
Accrued operating costs and administrative fees	4,572	4,572	8,210	8,210
Payable to master fund	1,233,700	1,233,700	707,300	707,300
Redemptions payable	572,342	572,342	203,986	203,986
Subscriptions received in advance	2,962,000	2,962,000	8,257,000	8,257,000

Total Liabilities	4,837,038	4,837,038	9,243,010	9,243,010

Members’ Capital
B0 Members (51,399.89 and 35,445.16 units outstanding at June 30, 2012, and December 31, 2011, respectively, unlimited units authorized)	54,693,424	54,693,424	39,780,045	39,780,045
B2 Members (31,258.81 and 26,359.10 units outstanding at June 30, 2012, and December 31, 2011, respectively, unlimited units authorized)	31,862,520	31,862,520	28,625,081	28,625,081
Sponsor (10 units outstanding at June 30, 2012, and December 31, 2011, respectively, unlimited units authorized)	10,193	10,193	10,860	10,860

Total Members’ Capital	86,566,137	86,566,137	68,415,986	68,415,986

Total Liabilities and Members’ Capital	$91,403,175	$91,403,175	$77,658,996	$77,658,996

NAV per Share
B0	$1,064.077	$1,064.077	$1,122.299	$1,122.299
B2	1,019.313	1,019.313	1,085.966	1,085.966
Sponsor	1,019.313	1,019.313	1,085.966	1,085.966

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

	ALPHAMETRIX MANAGED FUTURES III LLC (A Delaware Series Limited Liability Company) Condensed Statements of Operations For the three and six months ended June 30, 2012 and 2011 (Unaudited) 2012

	WC Diversified Series April 1, 2012 - June 30, 2012	AlphaMetrix Managed Futures III LLC April 1, 2012 - June 30, 2012	WC Diversified Series January 1, 2012 - June 30, 2012	AlphaMetrix Managed Futures III LLC January 1, 2012 - June 30, 2012

NET INVESTMENT LOSS ALLOCATED FROM ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Interest income	$1,502	$1,502	$3,121	$3,121
Interest expense	(281)	(281)	(985)	(985)
Trading costs	(24,301)	(24,301)	(42,836)	(42,836)
Cash manager and sponsor fees	—	—	(545)	(545)

Net investment loss allocated from AlphaMetrix WC Diversified Fund - MT0041:	(23,080)	(23,080)	(41,245)	(41,245)

FUND NET INVESTMENT LOSS:
Sponsor fee	(106,941)	(106,941)	(205,495)	(205,495)
Operating costs and administrative fee	(77,079)	(77,079)	(148,192)	(148,192)
Management fee	(482,142)	(482,142)	(928,576)	(928,576)
Performance fee	—	—	(327)	(327)
Placement fees	(84,498)	(84,498)	(184,119)	(184,119)
Sales commissions	(76,789)	(76,789)	(128,357)	(128,357)

Net investment loss	(827,449)	(827,449)	(1,595,066)	(1,595,066)

TOTAL NET INVESTMENT LOSS	(850,529)	(850,529)	(1,636,311)	(1,636,311)

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Net realized gain (loss)	(2,426,562)	(2,426,562)	(1,171,445)	(1,171,445)
Net increase (decrease) in unrealized appreciation (depreciation)	(436,935)	(436,935)	(2,148,198)	(2,148,198)

Total realized and unrealized gain (loss) allocated from AlphaMetrix WC Diversified Fund - MT0041:	(2,863,497)	(2,863,497)	(3,319,643)	(3,319,643)

Net increase (decrease) in net assets resulting from operations	$(3,714,026)	$(3,714,026)	$(4,955,954)	$(4,955,954)

Net increase (decrease) in net assets resulting from operations per unit:
Weighted average number of units outstanding	78,410.61	78,410.61	73,703.79	73,703.79

Net income (loss) per weighted average unit	$(47.37)	$(47.37)	$(67.24)	$(67.24)

(Continued)

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

	ALPHAMETRIX MANAGED FUTURES III LLC (A Delaware Series Limited Liability Company) Condensed Statements of Operations For the three and six months ended June 30, 2012 and 2011 (Unaudited) 2011

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

	ALPHAMETRIX MANAGED FUTURES III LLC (A Delaware Series Limited Liability Company) Condensed Statements of Changes in Members’ Capital For the six months ended June 30, 2012 and 2011 (Unaudited)

	WC Diversified Series B-0 Members		WC Diversified Series B-2 Members		WC Diversified Series Sponsor (B-2)		WC Diversified Series Total		AlphaMetrix Managed Futures III LLC

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members’ capital at January 1, 2012	$39,780,045	35,445.16	$28,625,081	26,359.10	$10,860	10.00	$68,415,986	61,814.26	$68,415,986	61,814.26
Member subscriptions	18,699,813	16,752.75	7,017,478	6,539.69	—	—	25,717,291	23,292.44	25,717,291	23,292.44
Member redemptions	(878,189)	(798.02)	(1,732,997)	(1,639.98)	—	—	(2,611,186)	(2,438.00)	(2,611,186)	(2,438.00)
Net investment income (loss)	(821,722)	—	(814,312)	—	(277)	—	(1,636,311)	—	(1,636,311)	—
Total realized and unrealized gain (loss) allocated from AlphaMetrix WC Diversified Fund - MT0041	(2,086,523)	—	(1,232,730)	—	(390)	—	(3,319,643)	—	(3,319,643)	—

Members’ capital at June 30, 2012	$54,693,424	51,399.89	$31,862,520	31,258.81	$10,193	10.00	$86,566,137	82,668.70	$86,566,137	82,668.70

Net asset value per unit at January 1, 2012	$1,122.299		$1,085.966		$1,085.966
Change in net asset value per unit	(58.222)		(66.653)		(66.653)

Net asset value per unit at June 30, 2012	$1,064.077		$1,019.313		$1,019.313

	WC Diversified Series B-0 Members		WC Diversified Series B-2 Members		WC Diversified Series Sponsor (B-2)		WC Diversified Series Total		AlphaMetrix Managed Futures III LLC

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members’ capital at January 1, 2011	$7,562,143	7,030.08	$8,628,060	8,120.00	$10,626	10.00	$16,200,829	15,160.08	$16,200,829	15,160.08
Member subscriptions	14,542,679	13,239.24	10,536,979	9,710.30	—	—	25,079,658	22,949.54	25,079,658	22,949.54
Member redemptions	(371,760)	(340.26)	(42,115)	(38.65)	—	—	(413,875)	(378.91)	(413,875)	(378.91)
Net investment income (loss)	(287,546)	—	(386,499)	—	(294)	—	(674,339)	—	(674,339)	—
Total realized and unrealized gain (loss) allocated from AlphaMetrix WC Diversified Fund - MT0041	(227,920)	—	(236,574)	—	66	—	(464,428)	—	(464,428)	—

Members’ capital at June 30, 2011	$21,217,596	19,929.06	$18,499,851	17,791.65	$10,398	10.00	$39,727,845	37,730.71	$39,727,845	37,730.71

Net asset value per unit at January 1, 2011	$1,075.684		$1,062.568		$1,062.568
Change in net asset value per unit	(11.028)		(22.763)		(22.763)

Net asset value per unit at June 30, 2011	$1,064.656		$1,039.805		$1,039.805

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011 AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

(1)	Organization

AlphaMetrix Managed Futures III LLC (the “Platform”) is sponsored by AlphaMetrix, LLC (the “Sponsor” or “AlphaMetrix”). The Platform was formed on September 10, 2009 as a Delaware series limited liability company pursuant to the Delaware Limited Liability Company Act. AlphaMetrix Managed Futures III LLC (AlphaMetrix WC Diversified Series) (the “Series” or “WC Diversified Series”) is currently the only “segregated series” of the Platform. Since the Series is the Platform’s only segregated series, references to the Series also include the Platform unless otherwise noted. The Series invests a portion of its assets in AlphaMetrix WC Diversified Fund – MT0041 (the “Master Fund”) which is advised by Winton Capital Management Ltd. (the “Trading Advisor”). The Master Fund generally engages in the speculative trading of derivatives. The Diversified Program may also trade cash equities and contracts for difference (“CFDs”). In addition, the Master Fund may also invest in the AlphaMosaic SPC Offshore Platform Cash Account (“OPCA”). Refer to the Master Fund financial statements, attached to this report, for a further discussion of the OPCA. Newedge USA, LLC and J.P. Morgan Futures Inc. are the Master Fund’s futures clearing brokers (the “Clearing Brokers”) and Newedge Alternative Strategies Inc. is the foreign exchange clearing broker of the Master Fund, although the Master Fund may execute foreign exchange trades through other foreign exchange clearing brokers at any time. The Sponsor, over time, intends to offer investors a selection of different trading advisors, each managing a different segregated series of the Platform. There can be no assurance, however, that any series other than the Series will be offered or that the Series will continue to be offered. The Series was organized on September 11, 2009. The Series issued units and commenced trading on January 1, 2010. The Series filed a Form 10, under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (“SEC”) to register the units of limited liability company interest (“Units”), and such registration became effective March 1, 2010.

The accompanying unaudited financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the Series’ financial condition at June 30, 2012 (unaudited) and December 31, 2011, and results of its operations and changes in its members’ capital for the six months ended June 30, 2012 and 2011 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and notes included in the Series’ annual report on Form 10-K filed with the SEC for the year ended December 31, 2011. The December 31, 2011 information has been derived from the audited financial statements as of December 31, 2011.

The Series issues two sub-series, (each, a “Sub-Series”): B-0 and B-2. These sub-series are subject to different fees as described in the Confidential Disclosure Document dated April 20, 2011 (the “Disclosure Document”). The financial statements presented herein include the combined results of both Sub-Series. On January 1, 2010, the Series issued 10.00 Units of the B-2 sub-series to the Sponsor for $10,000. The Sponsor serves as the Series’ tax matters partner. All capitalized terms used but not defined herein are defined in the Disclosure Document.

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

Basis of Presentation

Pursuant to rules and regulations of the SEC, financial statements are presented for the Platform as a whole and for the WC Diversified Series. The accompanying financial statements and notes thereto include financial statements and footnote totals for the Platform as a whole. For the avoidance of doubt, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular segregated series shall be enforceable only against the assets of such series and not against the assets of the Platform generally or any other segregated series. Accordingly, the assets of one segregated series of the Platform include only those funds and other assets that are paid to, held by or distributed to the Platform on account of and for the benefit of that segregated series, including, without limitation, funds delivered to the Platform for the purchase of Units in that segregated series. As of June 30, 2012 and 2011, and December 31, 2011, the WC Diversified Series exists as the only segregated series on the Platform.

The Series is a feeder fund to the Master Fund and other funds sponsored by the Sponsor invest in the Master Fund. At June 30, 2012 and December 31, 2011, the Series’ investment in the Master Fund was $27,367,729 and $22,107,621, approximately 26.77% and 20.84%, respectively, of the Master Fund’s net assets. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946 Financial Services – Investment Companies, the Series and the Master Fund are not consolidated.

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

Cash

Cash is maintained in the custody of commercial banks and includes cash received related to subscriptions received in advance. The Master Fund traded on a leverage basis of approximately: (a) two to one from January 1, 2010 through January 18, 2010; (b) two and a half to one from January 19, 2010 through October 31, 2011; (c) three to one from November 1, 2011 through June 30, 2012. In order to maintain the Series’ overall portfolio at a leverage of approximately one, the Series’ capital not needed at the Master Fund to maintain a leverage of one will be held in the cash account maintained by the Series as opposed to being invested into the Master Fund. The Sponsor will rebalance the amounts held as it deems necessary to keep the Series’ capital leverage factor at approximately one.

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

Redemptions Payable

Redemptions payable are share redemptions effective June 30, 2012 and December 31, 2011 but paid subsequent to period end.

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

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU requires the following disclosures about fair value measurements of assets and liabilities classified as Level 3 within the fair value hierarchy: the valuation process used by the reporting entity, quantitative information about the unobservable inputs used in a fair value measurement, and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. The ASU also requires disclosure about any transfers between Level 1 and Level 2. The disclosures are effective for fiscal years beginning after December 15, 2011. The Sponsor has determined that the adoption of ASU No. 2011-04 in the current period had no impact upon the Series’ financial statements.

Derivative Instruments

FASB ASC 815, Derivatives and Hedging (“ASC 815”) requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The Series invests a portion of its assets in the Master Fund which engages in the speculative trading of U.S. and foreign futures contracts, options on futures contracts and currency forward contracts (collectively, “derivatives”). The disclosures required by ASC 815 for the Master Fund are discussed in the notes to the attached financial statements of the Master Fund. The Series does not directly trade derivatives.

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

Income Taxes

The Platform follows the provisions of FASB ASC Topic 740, Income Taxes (“ASC 740”), related to accounting for uncertainty in income taxes. ASC 740 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. ASC 740 requires the evaluation of tax positions taken in the course of preparing the tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. As of June 30, 2012 and December 31, 2011, no liability was recognized in connection with ASC 740. The Platform is subject to income tax examinations by tax authorities for all tax years since its inception date.

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

Redemptions

Units may be redeemed as of the end of any calendar month (each, a “Redemption Date”) at the Net Asset Value for all other purposes per Unit at such Redemption Date. Redemption requests must be received by the 15th day of the calendar month of such Redemption Date or the following business day if the 15th is not a business day. The Sponsor may permit redemptions at other times and on shorter notice.

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

Redemption Fee

If a Member redeems his or her investment in the B-2 Units before the end of the sixth calendar month following such Member’s initial investment in the B-2 Units (the “Initial Investment”), such Redemption will be subject to a Redemption Fee (the “Redemption Fee”) equal to 2% of such Member’s Initial Investment. If a Member Redeems his or her investment in the B-2 Units following the sixth month-end after the date of his or her Initial Investment but prior to the twelfth month-end after the date of such Member’s Initial Investment, such Redemption will be subject to a Redemption Fee equal to 1% of such Member’s Initial Investment in the B-2 Units. The Redemption Fee will be pro rated for partial redemptions prior to the twelfth month-end following such Member’s Initial Investment, i.e. if the Member withdraws 50% of his or her current investment in the B-2 Units, 50% of the Redemption Fee will be due upon Redemption. In no case will the sum of all Redemption Fees paid by a Member be greater than the Initial Sales Commission paid by such Member. Redemption fees amounted to $0 and $1,000 for the six months ended June 30, 2012 and 2011, respectively.

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

At December 31, 2011, a substantial amount of the Master Fund’s assets were held within the OPCA, a related party. For a discussion on the OPCA, refer to Note 5 in the attached Master Fund’s financial statements. At June 30, 2012, the Master Fund held no investment in the OPCA.

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

The Series incurred Sponsor’s fees of $205,495 and $59,046 for the six months ended June 30, 2012 and 2011, respectively, of which $6,559 and $8,523 is owed to the Sponsor at June 30, 2012 and December 31, 2011, respectively.

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

WC Diversified Series Net Asset Values

The quarterly net asset value and net asset value per Unit since commencement of operations are as follows:

B-0 Sub-series

	Net Asset Value			Net Asset Value per Unit

	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting

Price at Commencement*				$1,000.000	$1,000.000
March 31, 2010	$204,747	$170,129	201.42	1,016.543	844.668
June 30, 2010	$1,552,311	$1,498,597	1,514.35	1,025.067	989.597
September 30, 2010	$3,449,930	$3,399,202	3,299.18	1,045.693	1,030.317
December 31, 2010	$7,609,887	$7,562,143	7,030.08	1,082.475	1,075.684
March 31, 2011	$14,437,218	$14,392,458	13,168.12	1,096.377	1,092.977
June 30, 2011	$21,259,372	$21,217,596	19,929.06	1,066.753	1,064.656
September 30, 2011	$33,859,556	$33,820,763	29,987.57	1,129.120	1,127.826
December 31, 2011	$39,815,854	$39,780,045	35,445.16	1,123.309	1,122.299
March 31, 2012	$50,681,169	$50,648,343	45,726.34	1,108.358	1,107.640
June 30, 2012	$54,723,265	$54,693,424	51,399.89	1,064.657	1,064.077

Total return after performance fee, from the commencement of operations through the period ended June 30, 2012				6.47%	6.41%

* Commencement of operations of the Series was January 1, 2010

B-2 Sub-series

	Net Asset Value			Net Asset Value per Unit

	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting

Price at Commencement*				$1,000.000	$1,000.000
March 31, 2010	$711,568	$676,948	702.56	1,012.822	963.546
June 30, 2010	$3,545,196	$3,491,483	3,473.46	1,020.653	1,005.189
September 30, 2010	$4,167,206	$4,116,477	4,017.54	1,037.254	1,024.627
December 31, 2010	$8,686,430	$8,638,686	8,130.00	1,068.441	1,062.568
March 31, 2011	$11,718,602	$11,673,842	10,882.20	1,076.859	1,072.746
June 30, 2011	$18,552,025	$18,510,249	17,801.65	1,042.152	1,039.805
September 30, 2011	$25,506,034	$25,467,241	23,220.46	1,098.429	1,096.758
December 31, 2011	$28,671,748	$28,635,941	26,369.10	1,087.324	1,085.966
March 31, 2012	$30,271,135	$30,238,312	28,356.74	1,067.511	1,066.354
June 30, 2012	$31,902,551	$31,872,713	31,268.81	1,020.267	1,019.313

Total return after performance fee, from the commencement of operations through the period ended June 30, 2012				2.03%	1.93%

* Commencement of operations of the Series was January 1, 2010

(4)	Management and Performance Fees

The Series is subject to a monthly management fee at the rate of 0.1875% (a 2.25% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 3) calculated before reduction for any Management Fees, Performance Fees, Service Provider Fees, Sponsor’s Fees, Sales Commission or Extraordinary Fees accrued (including performance fees accrued in a prior month) as of such month-end and before giving effect to any capital subscriptions made as of the beginning of the month immediately following such month-end and before any redemptions accrued during or as of such month-end, but after all expenses as of such month-end. The Series incurred Management Fees of $928,576 and $334,550 for the six months ended June 30, 2012 and 2011, respectively, of which $29,568 and $43,828 is payable at June 30, 2012 and December 31, 2011, respectively.

The Series is subject to a quarterly performance fee equal to 20% which is paid at the Series level but is calculated based on the Series’ share of the Master Fund’s new Net Trading Profits as defined by the excess, if any, of the cumulative level of Net Trading Profits attributable to the Series at the end of such quarter over the highest level of cumulative Net Trading Profits as of the end of any preceding quarter (the “High Water Mark”). The Series incurred Performance Fees of $327 and $87,250 for the six months ended June 30, 2012 and 2011, respectively, of which $0 was payable at June 30, 2012 and December 31, 2011, respectively.

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

(5)	Financial Instruments with Off-balance sheet and Concentration of Credit Risk

The Series, via its investment in the Master Fund engages in the speculative trading of derivatives. The Series does not have any direct commitments to buy or sell financial instruments, including derivatives. The Series has indirect commitments that arise through positions held by the Master Fund in which the Series invests. However, as an investor in a Master Fund, the Series’ risk at June 30, 2012 and December 31, 2011, is limited to the fair value of its investment in the Master Fund.

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

Beginning in January 2012, Custom House Fund Services (Chicago) LLC (“Custom House”), was retained by the Platform to serve as the NAV Verification Agent and provide net asset value verifications for the Master Fund and the Series pursuant to a NAV Verification Agreement (the “Custom House Agreement”), entered into by Custom House, the Sponsor, the Platform and the Administrator. Under the Custom House Agreement, Custom House performs certain net asset value verification procedures and communicates the results of those procedures to each investor.

(8)	Financial Highlights

The following financial highlights in the table below show the Series’ financial performance for the six months ended June 30, 2012 and 2011 for B-0 and B-2 Sub-Series Units. All performance returns noted are calculated based on the net asset value per Unit for financial reporting, with estimated organizational costs incurred prior to issuance of Units being expensed at the commencement of the operations of the Series. Total return is calculated as the change in a theoretical Member’s investment over the entire period - a percentage change in the Member’s capital value for the period. The information has been derived from information presented in the financial statements.

Regarding the information shown in the table below:

•

Per Unit operating performance is computed based upon the weighted-average net Units for the periods ended June 30, 2012 and 2011. Total return is calculated as the change in the net asset value per Unit for the periods ended June 30, 2012 and 2011, and is not annualized.

•

The net investment loss and total expense ratios are computed based upon the weighted average net assets for the periods ended June 30, 2012 and 2011. Weighted average net assets include the performance fee and are computed using month-end net assets. Net investment loss and expenses include the Series’ proportionate share of the Master Fund’s investment income (loss) and expenses, respectively. Such ratios have been annualized, with the exception of the performance fee and organizational expense.

An individual Member’s total return and ratios may vary from those below based on the timing of capital transactions.

	AlphaMetrix Managed Futures III LLC (WC Diversified Series)

	Six Months Ended June 30, 2012 B-0 Sub-Series	Six Months Ended June 30, 2012 B-2 Sub-Series	Six Months Ended June 30, 2011 B-0 Sub-Series	Six Months Ended June 30, 2011 B-2 Sub-Series

Members’ capital per Unit - Beginning of Period	$1,122.299	$1,085.966	$1,075.684	$1,062.568

Per Unit data (for a Unit outstanding throughout the period)
Net investment loss	(18.362)	(28.135)	(19.950)	(30.002)
Net realized and unrealized gain/(loss) on investments	(39.860)	(38.518)	8.922	7.239

Total from investment operations	(58.222)	(66.653)	(11.028)	(22.763)

Members’ capital per Unit - End of Period	$1,064.077	$1,019.313	$1,064.656	$1,039.805

Total return:
Total return before performance fee	(5.19%)	(6.14%)	(0.73%)	(1.85%)
Performance fee	0.00%	0.00%	(0.30%)	(0.29%)

Total return after performance fee	(5.19%)	(6.14%)	(1.03%)	(2.14%)

Ratios to average Members’ capital
Net investment loss	(3.32%)	(5.28%)	(3.35%)	(5.32%)

Expenses:
Expenses	3.33%	5.29%	3.21%	5.19%
Performance fee	0.00%	0.00%	0.30%	0.29%

Total expenses	3.33%	5.29%	3.51%	5.48%

(9)	Subsequent Events

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

Member Subscriptions and Redemptions

Subsequent to June 30, 2012, B-0 Members subscribed approximately $2,608,413 (of which $1,141,000 represents subscriptions received in advance as of June 30, 2012) and redeemed $167,587, and B-2 Members subscribed approximately $2,606,000 (of which $1,821,000 represents subscriptions received in advance as of June 30, 2012) and redeemed $168,924, through the issue date of the financial statements on August 14, 2012.

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

A portion of the assets maintained at the Master Fund’s Clearing Brokers are restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Brokers as of June 30, 2012 and

December 31, 2011 was restricted cash for margin requirements of $21,760,446 and $22,216,652, respectively. This cash becomes unrestricted if the underlying positions it supports are liquidated.

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward currency trading, the Master Fund’s and the Series’ assets are highly liquid and are expected to remain so. Because the Master Fund’s assets are held in cash or in the OPCA, it expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances. This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy. From its commencement of operations on October 1, 2007 through June 30, 2012, the Master Fund experienced no meaningful periods of illiquidity in any of the markets in which it traded.

The Series processes redemptions on a monthly basis, with approximately corresponding redemptions out of the Master Fund. The B-2 Sub-Series incurred aggregate redemptions of $1,732,997 (1,639.98 Units) for the six months ended June 30, 2012; the B-0 Sub-Series incurred aggregate redemptions of $878,189 (798.02 Units) for the six months ended June 30, 2012.

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

The Master Fund may trade a variety of futures-related instruments, including (but not limited to) instruments related to bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities and derivatives. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally to be measured by the face amount of the futures positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions plus the value of the margin or collateral held by the counterparty. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter (“OTC”) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In OTC transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins that may be subject to loss in the event of a default are generally required in exchange trading, and counterparties may require margin or collateral in the OTC markets.

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

The B-2 Sub-Series commenced trading activities January 1, 2010 with an initial capitalization of $107,500. As of June 30, 2012, the B-2 Sub-Series had a capitalization of $31,902,551 based on the net asset value for all other purposes. The B-0 Sub-Series had an initial capitalization of $125,000. As of June 30, 2012, the B-0 Sub-Series had a capitalization of $54,723,265 based on the net asset value for all other purposes.

Performance Summary

Quarter ended June 30, 2012

This performance description is a brief summary of how the Series performed during the quarter ended June 30, 2012, based on the underlying performance of the Master Fund in which the Series invests, and is not necessarily an indication of how the Series will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

For the six months ended June 30, 2012 the B-2 and B-0 Sub-Series had year-to-date losses of (6.17%) and (5.22%), respectively, based on the net asset value for all other purposes (see “Notes to Financial Statements – (3) Related Party Transactions”).

The following discussion is based on the underlying performance of the Master Fund in which the Series invests.

April 1, 2012 to June 30, 2012

The B-2 Subseries posted a (3.71%) loss for the month ended June 30, 2012, a loss of (4.43%) and (6.17%) for the three and six months ended June 30, 2012 and an overall gain of 2.03% for the Series from the inception of trading on January 1, 2010 through June 30, 2012 (not annualized). The B-0 Sub-Series posted a (3.55%) loss for the month ended June 30, 2012, a loss of (3.94%) and (5.22%) for the three and six months ended June 30, 2012 and an overall gain of 6.47% for the Series from the inception of trading on January 1, 2010 through June 30, 2012 (not annualized).

The Series experienced a negative return in June 2012. The B-2 Sub-Series posted a (3.71%) loss, while the B-0 Sub-Series posted a loss of (3.55%). Most significant market moves were reactions to news concerning the Euro Crisis. June saw an agreement to bail out indebted Spanish Banks, a narrow victory in the Greek elections for pro-austerity parties and Cyprus joining the list of countries that have asked the European Union for a bailout. As the month drew to a close, European leaders agreed that the European Financial Stability Fund could give assistance directly to Spanish banks, rather having to go via the Spanish Government’s balance sheet. The market voiced an initial response to the decision on Spanish Bank debt on the final day of the month in the form of strong gains for the Euro and world stock indices. As a result, the Fund experienced a loss, mainly from bonds, currencies and stock indices, smaller losses in metals and energy, and negligible profits made in agricultural commodities.

The B-2 Sub-Series posted a (0.46%) loss for the month ended May 31, 2012, a (2.55%) loss for the year to date as of May 31, 2012 and an overall gain of 5.96% for the Series from the inception of trading on January 1, 2010 to May 31, 2012 (not annualized). The B-0 Sub-Series posted a (0.30%) loss for the month ended May 31, 2012, a

(1.73%) loss for the year to date as of May 31, 2012 and an overall gain of 10.38% for the Series from the inception of trading on January 1, 2010 to May 31, 2012 (not annualized).

The Series experienced a negative return in May 2012. The B-2 Sub-Series posted a (0.46%) loss, while the B-0 Sub-Series posted a loss of (0.30%). May saw falls in global stock markets and a continuation of April’s rally in German and US government bonds. The elections in Greece failed to produce a government, leading to anxieties about its future in the European single currency. These concerns had a direct impact on the value of the Euro, which fell 6% against the US dollar. Such anxieties, coupled with more general concerns about economic growth, provided the backdrop for a $15 fall in the price of a barrel of crude oil. The gains were mainly focused in government bonds, with a position in the Euro also making a meaningful contribution. Losses were focused in energies and stock indices, with the market moves in both sectors resulting in substantial reductions in positions.

The B-2 Sub-Series posted a (0.28%) loss for the month ended April 30, 2012, a (2.10%) loss for the year to date as of April 30, 2012 and an overall gain of 6.45% for the Series from the inception of trading on January 1, 2010 to April 30, 2012 (not annualized). The B-0 Sub-Series posted a (0.11%) loss for the month ended April 30, 2012, a (1.44%) loss for the year to date as of April 30, 2012 and an overall gain of 10.71% for the Series from the inception of trading on January 1, 2010 to April 30, 2012 (not annualized).

The Series experienced a negative return in April 2012. The B-2 Sub-Series posted a (0.28%) loss, while the B-0 Sub-Series posted a loss of (0.11%). The U.S. equity market rally reversed in April, with European markets leading the way. The global risk-off trade drove yields lower in Government Bonds, offsetting losses in equity indices. The Series ended the month down, with gains in bonds offsetting losses in equity indices. The Series’ other losing positions were in currencies, energies and metals. The Series had achieved some positive contribution from its crops, livestock and interest rates positions, but like its bonds positions, these gains were not enough to offset the Series’ losses.

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

The Series experienced a positive return in January 2012. The B-2 Sub-Series posted a gain of 0.31%, while the B-0 Sub-Series posted a gain of 0.46%. The year began with a rally in global stock markets, as concerns over Europe seemed to abate somewhat. Accordingly, the Euro reversed its two month downward trend, while government bonds rallied into the end of the month. The Series experienced gains in stock indices, short term rates, bonds and precious metals positions. Interest rates and precious metals were the largest contributors to performance, with equity indices and bonds closely following. The Series gains were offset by losses in base metals, currencies and crops positions.

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

Item 4: Controls and Procedures

The Sponsor, with the participation of the Sponsor’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Platform and the Series as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Platform’s or the Series’ internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

The Sponsor is not aware of any pending legal proceedings to which either the Series is a party or to which any of its assets are subject.

Item 1A: Risk Factors

Not Required.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable; previously filed on Forms 8-K

(b)	Not applicable.

(c)

Pursuant to the Platform’s Limited Liability Company Agreement and the Series’ Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit for all other purposes (i.e. including the amortization of estimated organizational and initial offering costs). The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following tables summarize the redemptions by Members during the second quarter of 2012:

Consolidated

	Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

	April 30, 2012	293.22	1,090.738
	May 31, 2012	487.72	1,086.786
	June 30, 2012	553.71	1,047.867

	Total	1,334.65

B-0

	Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

	April 30, 2012	54.60	1,107.094
	May 31, 2012	162.28	1,103.820
	June 30, 2012	167.24	1,064.657

	Total	384.12

B-2

	Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

	April 30, 2012	238.62	1,064.517
	May 31, 2012	325.44	1,059.581
	June 30, 2012	386.47	1,020.267

	Total	950.53

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
for the six months ended June 30, 2012 and 2011.
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

Dated: August 14, 2012

ALPHAMETRIX MANAGED FUTURES III LLC

By:	AlphaMetrix, LLC.
Sponsor

By:	/s/ Aleks Kins

Name:	Aleks Kins
Title: President and Chief Executive Officer