Form 10-Q
period 2012-09-30
AlphaMetrix Managed Futures III LLC
filed 2012-11-14
CIK 1473675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to

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
Yes ☐ No ☒

ALPHAMETRIX FUTURES III LLC

QUARTERLY REPORT FOR PERIOD ENDED SEPTEMBER 30, 2012 ON FORM 10-Q

Table of Contents

ii

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements
ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)
Condensed Statements of Financial Condition

	WC Diversified Series September 30, 2012 (Unaudited)	AlphaMetrix Managed Futures III LLC September 30, 2012 (Unaudited)	WC Diversified Series December 31, 2011	AlphaMetrix Managed Futures III LLC December 31, 2011

Assets
Investment in AlphaMetrix WC Diversified Fund - MT0041, at fair value:	$29,412,720	$29,412,720	$22,107,621	$22,107,621
Cash at bank	67,154,551	67,154,551	55,372,644	55,372,644
Prepaid assets	147,495	147,495	178,731	178,731

Total Assets	$96,714,766	$96,714,766	$77,658,996	$77,658,996

Liabilities
Accrued sponsor’s fee	$3,341	$3,341	$8,523	$8,523
Accrued management fees	15,079	15,079	43,828	43,828
Accrued sales commissions	36,216	36,216	14,163	14,163
Accrued operating costs and administrative fees	2,680	2,680	8,210	8,210
Payable to master fund	—	—	707,300	707,300
Redemptions payable	1,109,847	1,109,847	203,986	203,986
Subscriptions received in advance	2,903,750	2,903,750	8,257,000	8,257,000

Total Liabilities	4,070,913	4,070,913	9,243,010	9,243,010

Members’ Capital
B0 Members (53,663.40 and 35,445.16 units outstanding at September 30, 2012, and December 31, 2011, respectively, unlimited units authorized)	57,203,593	57,203,593	39,780,045	39,780,045
B2 Members (34,871.13 and 26,359.10 units outstanding at September 30, 2012, and December 31, 2011, respectively, unlimited units authorized)	35,430,100	35,430,100	28,625,081	28,625,081
Sponsor (10 units outstanding at September 30, 2012, and December 31, 2011, respectively, unlimited units authorized)	10,160	10,160	10,860	10,860

Total Members’ Capital	92,643,853	92,643,853	68,415,986	68,415,986

Total Liabilities and Members’ Capital	$96,714,766	$96,714,766	$77,658,996	$77,658,996

NAV per Share
B0	$1,065.970	$1,065.970	$1,122.299	$1,122.299
B2	1,016.030	1,016.030	1,085.966	1,085.966
Sponsor	1,016.030	1,016.030	1,085.966	1,085.966

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)
Condensed Statements of Operations
For the three and nine months ended September 30, 2012 and 2011
(Unaudited)

	2012

	WC Diversified Series July 1, 2012 - September 30, 2012	AlphaMetrix Managed Futures III LLC July 1, 2012 - September 30, 2012	WC Diversified Series January 1, 2012 - September 30, 2012	AlphaMetrix Managed Futures III LLC January 1, 2012 - September 30, 2012

NET INVESTMENT LOSS ALLOCATED FROM ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Interest income	$2,205	$2,205	$5,326	$5,326
Interest expense	(2,164)	(2,164)	(3,149)	(3,149)
Trading costs	(20,233)	(20,233)	(63,069)	(63,069)
Cash manager and sponsor fees	—	—	(545)	(545)

Net investment loss allocated from AlphaMetrix WC Diversified Fund - MT0041:	(20,192)	(20,192)	(61,437)	(61,437)

FUND NET INVESTMENT LOSS:
Sponsor fee	(117,161)	(117,161)	(322,656)	(322,656)
Operating costs	(84,093)	(84,093)	(232,285)	(232,285)
Management fee	(528,213)	(528,213)	(1,456,789)	(1,456,789)
Performance fee	—	—	(327)	(327)
Placement fees	(72,307)	(72,307)	(256,426)	(256,426)
Sales commissions	(103,846)	(103,846)	(232,203)	(232,203)

Net investment loss	(905,620)	(905,620)	(2,500,686)	(2,500,686)

TOTAL NET INVESTMENT LOSS	(925,812)	(925,812)	(2,562,123)	(2,562,123)

REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Net realized gain (loss)	(333,412)	(333,412)	(1,504,857)	(1,504,857)
Net increase (decrease) in unrealized appreciation (depreciation)	1,104,994	1,104,994	(1,043,204)	(1,043,204)

Total realized and unrealized gain (loss) allocated from AlphaMetrix WC Diversified Fund - MT0041:	771,582	771,582	(2,548,061)	(2,548,061)

Net increase (decrease) in net assets resulting from operations	$(154,230)	$(154,230)	$(5,110,184)	$(5,110,184)

Net increase (decrease) in net assets resulting from operations per unit:
Weighted average number of units outstanding	86,445.00	86,445.00	77,849.00	77,849.00

Net income (loss) per weighted average unit	$(1.78)	$(1.78)	$(65.64)	$(65.64)

				(Continued )

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)
Condensed Statements of Operations
For the three and nine months ended September 30, 2012 and 2011
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

ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)
Condensed Statements of Changes in Members’ Capital
For the nine months ended September 30, 2012 and 2011
(Unaudited)

	WC Diversified Series B-0 Members		WC Diversified Series B-2 Members		WC Diversified Series Sponsor (B-2)		WC Diversified Series Total		AlphaMetrix Managed Futures III LLC

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members’ capital at January 1, 2012	$39,780,045	35,445.16	$28,625,081	26,359.10	$10,860	10.00	$68,415,986	61,814.26	$68,415,986	61,814.26
Member subscriptions	23,032,813	20,723.26	11,541,478	10,901.39	—	—	34,574,291	31,624.65	34,574,291	31,624.65
Member redemptions	(2,728,146)	(2,505.02)	(2,508,094)	(2,389.36)	—	—	(5,236,240)	(4,894.38)	(5,236,240)	(4,894.38)
Net investment income (loss)	(1,288,461)	—	(1,273,249)	—	(413)	—	(2,562,123)	—	(2,562,123)	—
Total realized and unrealized gain (loss) allocated from AlphaMetrix WC Diversified Fund - MT0041	(1,592,658)	—	(955,116)	—	(287)	—	(2,548,061)	—	(2,548,061)	—

Members’ capital at September 30, 2012	$57,203,593	53,663.40	$35,430,100	34,871.13	$10,160	10.00	$92,643,853	88,544.53	$92,643,853	88,544.53

Net asset value per unit at January 1, 2012	$1,122.299		$1,085.966		$1,085.966
Change in net asset value per unit	(56.329)		(69.936)		(69.936)

Net asset value per unit at September 30, 2012	$1,065.970		$1,016.030		$1,016.030

	WC Diversified Series B-0 Members		WC Diversified Series B-2 Members		WC Diversified Series Sponsor (B-2)		WC Diversified Series Total		AlphaMetrix Managed Futures III LLC

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members’ capital at January 1, 2011	$7,562,143	7,030.08	$8,628,060	8,120.00	$10,626	10.00	$16,200,829	15,160.08	$16,200,829	15,160.08
Member subscriptions	25,846,517	23,526.29	16,483,279	15,273.26	—	—	42,329,796	38,799.55	42,329,796	38,799.55
Member redemptions	(629,809)	(568.80)	(200,689)	(182.80)	—	—	(830,498)	(751.60)	(830,498)	(751.60)
Net investment income (loss)	(770,751)	—	(879,452)	—	(515)	—	(1,650,718)	—	(1,650,718)	—
Total realized and unrealized gain (loss) allocated from AlphaMetrix WC Diversified Fund - MT0041	1,812,663	—	1,425,074	—	858	—	3,238,595	—	3,238,595	—

Members’ capital at September 30, 2011	$33,820,763	29,987.57	$25,456,272	23,210.46	$10,969	10.00	$59,288,004	53,208.03	$59,288,004	53,208.03

Net asset value per unit at January 1, 2011	$1,075.684		$1,062.568		$1,062.568
Change in net asset value per unit	52.142		34.190		34.190

Net asset value per unit at September 30, 2011	$1,127.826		$1,096.758		$1,096.758

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011 AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED) AND 2011 (UNAUDITED)

(1)	Organization

AlphaMetrix Managed Futures III LLC (the “Platform”) is sponsored by AlphaMetrix, LLC (the “Sponsor” or “AlphaMetrix”). The Platform was formed on September 10, 2009 as a Delaware series limited liability company pursuant to the Delaware Limited Liability Company Act. AlphaMetrix Managed Futures III LLC (AlphaMetrix WC Diversified Series) (the “Series” or “WC Diversified Series”) is currently the only “segregated series” of the Platform. Since the Series is the Platform’s only segregated series, references to the Series also include the Platform unless otherwise noted. The Series invests a portion of its assets in AlphaMetrix WC Diversified Fund – MT0041 (the “Master Fund”) which is advised by Winton Capital Management Ltd. (the “Trading Advisor”). The Diversified Program is systematically trading over numerous futures markets including grains, metals, softs, energies, meats, and financials. Trend-following in nature, the Trading Advisor’s system uses technical analysis to identify market trends. The strategy consists of a multiple of systems – four long-term models and one short-term model. In addition, the Master Fund may also invest in the AlphaMosaic SPC Offshore Platform Cash Account (“OPCA”). Refer to the Master Fund financial statements, attached to this report, for a further discussion of the OPCA. Newedge USA, LLC and J.P. Morgan Futures Inc. are the Master Fund’s futures clearing brokers (the “Clearing Brokers”) and Newedge Alternative Strategies Inc. is the foreign exchange clearing broker of the Master Fund, although the Master Fund may execute foreign exchange trades through other foreign exchange clearing brokers at any time. The Sponsor, over time, intends to offer investors a selection of different trading advisors, each managing a different segregated series of the Platform. There can be no assurance, however, that any series other than the Series will be offered or that the Series will continue to be offered. The Series was organized on September 11, 2009. The Series issued units and commenced trading on January 1, 2010. The Series filed a Form 10, under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (“SEC”) to register the units of limited liability company interest (“Units”), and such registration became effective March 1, 2010.

The accompanying unaudited financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the Series’ financial condition at September 30, 2012 (unaudited) and December 31, 2011, and results of its operations and changes in its members’ capital for the nine months ended September 30, 2012 and 2011 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and notes included in the Series’ annual report on Form 10-K filed with the SEC for the year ended December 31, 2011. The December 31, 2011 information has been derived from the audited financial statements as of December 31, 2011.

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

Basis of Presentation

Pursuant to rules and regulations of the SEC, financial statements are presented for the Platform as a whole and for the WC Diversified Series. The accompanying financial statements and notes thereto include financial statements and footnote totals for the Platform as a whole. For the avoidance of doubt, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular segregated series shall be enforceable only against the assets of such series and not against the assets of the Platform generally or any other segregated series. Accordingly, the assets of one segregated series of the Platform include only those funds and other assets that are paid to, held by or distributed to the Platform on account of and for the benefit of that segregated series, including, without limitation, funds delivered to the Platform for the purchase of Units in that segregated series. As of September 30, 2012 and 2011, and December 31, 2011, the WC Diversified Series exists as the only segregated series on the Platform.

The Series is a feeder fund to the Master Fund and other funds sponsored by the Sponsor invest in the Master Fund. At September 30, 2012 and December 31, 2011, the Series’ investment in the Master Fund was $29,412,720 and $22,107,621, approximately 28.77% and 20.84%, respectively, of the Master Fund’s net assets. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946 Financial Services – Investment Companies, the Series and the Master Fund are not consolidated.

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

Cash

Cash is maintained in the custody of commercial banks and includes cash received related to subscriptions received in advance. The Master Fund traded on a leverage basis of approximately: (a) two to one from January 1, 2010 through January 18, 2010; (b) two and a half to one from January 19, 2010 through October 31, 2011; (c) three to one from November 1, 2011 through September 30, 2012. In order to maintain the Series’ overall portfolio at a leverage of approximately one, the Series’ capital not needed at the Master Fund to maintain a leverage of one will be held in the cash account maintained by the Series as opposed to being invested into the Master Fund. The Sponsor will rebalance the amounts held as it deems necessary to keep the Series’ capital leverage factor at approximately one.

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

Redemptions Payable

Redemptions payable are share redemptions effective September 30, 2012 and December 31, 2011 but paid subsequent to period end.

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

Level 3 — Values for securities categorized as Level 3 are based on prices or valuation techniques that require inputs that are both significant to the fair value and unobservable, including valuations by the Sponsor in the absence of readily ascertainable fair values.

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

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The update creates new disclosure requirements requiring entities to disclose both gross and net information for derivatives and other financial instruments that are either offset in the Statement of Assets and Liabilities or subject to an enforceable master netting arrangement or similar agreement. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Sponsor is currently evaluating the impact of the update’s adoption on the Fund’s financial statement disclosures.

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

Income Taxes

The Platform follows the provisions of FASB ASC Topic 740, Income Taxes (“ASC 740”), related to accounting for uncertainty in income taxes. ASC 740 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. ASC 740 requires the evaluation of tax positions taken in the course of preparing the tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. As of September 30, 2012 and December 31, 2011, no liability was recognized in connection with ASC 740. The Platform is subject to income tax examinations by tax authorities for all tax years since its inception date.

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

Redemption Fee

If a Member redeems his or her investment in the B-2 Units before the end of the sixth calendar month following such Member’s initial investment in the B-2 Units (the “Initial Investment”), such Redemption will be subject to a Redemption Fee (the “Redemption Fee”) equal to 2% of such Member’s Initial Investment. If a Member Redeems his or her investment in the B-2 Units following the sixth month-end after the date of his or her Initial Investment but prior to the twelfth month-end after the date of such Member’s Initial Investment, such Redemption will be subject to a Redemption Fee equal to 1% of such Member’s Initial Investment in the B-2 Units. The Redemption Fee will be pro rated for partial redemptions prior to the twelfth month-end following such Member’s Initial Investment, i.e. if the Member withdraws 50% of his or her current investment in the B-2 Units, 50% of the Redemption Fee will be due upon Redemption. In no case will the sum of all Redemption Fees paid by a Member be greater than the Initial Sales Commission paid by such Member. Redemption fees amounted to $4,390 and $200 for the nine months ended September 30, 2012 and 2011, respectively.

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

At December 31, 2011, a substantial amount of the Master Fund’s assets were held within the OPCA, a related party. For a discussion on the OPCA, refer to Note 5 in the attached Master Fund’s financial statements. At September 30, 2012, the Master Fund held no investment in the OPCA.

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

The Series incurred Sponsor’s fees of $117,161 and $322,656 and $60,455 and $119,501 for the three and nine months ended September 30, 2012 and 2011, respectively, of which $3,341 and $8,523 is owed to the Sponsor at September 30, 2012 and December 31, 2011, respectively.

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

WC Diversified Series Net Asset Values

The quarterly net asset value and net asset value per Unit since commencement of operations are as follows:

B-0 Sub-series

	Net Asset Value			Net Asset Value per Unit

	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting

Price at Commencement*				$1,000.000	$1,000.000
March 31, 2010	$204,747	$170,129	201.42	1,016.543	844.668
June 30, 2010	$1,552,311	$1,498,597	1,514.35	1,025.067	989.597
September 30, 2010	$3,449,930	$3,399,202	3,299.18	1,045.693	1,030.317
December 31, 2010	$7,609,887	$7,562,143	7,030.08	1,082.475	1,075.684
March 31, 2011	$14,437,218	$14,392,458	13,168.12	1,096.377	1,092.977
June 30, 2011	$21,259,372	$21,217,596	19,929.06	1,066.753	1,064.656
September 30, 2011	$33,859,556	$33,820,763	29,987.57	1,129.120	1,127.826
December 31, 2011	$39,815,854	$39,780,045	35,445.16	1,123.309	1,122.299
March 31, 2012	$50,681,169	$50,648,343	45,726.34	1,108.358	1,107.640
June 30, 2012	$54,723,265	$54,693,424	51,399.89	1,064.657	1,064.077
September 30, 2012	$57,230,448	$57,203,593	53,663.40	1,066.471	1,065.970

Total return after performance fee, from the commencement of operations through the period ended September 30, 2012				6.65%	6.60%

* Commencement of operations of the Series was January 1, 2010

B-2 Sub-series

	Net Asset Value			Net Asset Value per Unit

	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting

Price at Commencement*				$1,000.000	$1,000.000
March 31, 2010	$711,568	$676,948	702.56	1,012.822	963.546
June 30, 2010	$3,545,196	$3,491,483	3,473.46	1,020.653	1,005.189
September 30, 2010	$4,167,206	$4,116,477	4,017.54	1,037.254	1,024.627
December 31, 2010	$8,686,430	$8,638,686	8,130.00	1,068.441	1,062.568
March 31, 2011	$11,718,602	$11,673,842	10,882.20	1,076.859	1,072.746
June 30, 2011	$18,552,025	$18,510,249	17,801.65	1,042.152	1,039.805
September 30, 2011	$25,506,034	$25,467,241	23,220.46	1,098.429	1,096.758
December 31, 2011	$28,671,748	$28,635,941	26,369.10	1,087.324	1,085.966
March 31, 2012	$30,271,135	$30,238,312	28,356.74	1,067.511	1,066.354
June 30, 2012	$31,902,551	$31,872,713	31,268.81	1,020.267	1,019.313
September 30, 2012	$35,467,117	$35,440,260	34,881.13	1,016.800	1,016.030

Total return after performance fee, from the commencement of operations through the period ended September 30, 2012				1.68%	1.60%

* Commencement of operations of the Series was January 1, 2010

(4)	Management and Performance Fees

The Series is subject to a monthly management fee at the rate of 0.1875% (a 2.25% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 3) calculated before reduction for any Management Fees, Performance Fees, Service Provider Fees, Sponsor’s Fees, Sales Commission or Extraordinary Fees accrued (including performance fees accrued in a prior month) as of such month-end and before giving effect to any capital subscriptions made as of the beginning of the month immediately following such month-end and before any redemptions accrued during or as of such month-end, but after all expenses as of such month-end. The Series incurred Management Fees of $528,213 and $1,456,789 and $307,515 and $642,065 for the three and nine months ended September 30, 2012 and 2011, respectively, of which $15,079 and $43,828 is payable at September 30, 2012 and December 31, 2011, respectively.

The Series is subject to a quarterly performance fee equal to 20% which is paid at the Series level but is calculated based on the Series’ share of the Master Fund’s new Net Trading Profits as defined by the excess, if any, of the cumulative level of Net Trading Profits attributable to the Series at the end of such quarter over the highest level of cumulative Net Trading Profits as of the end of any preceding quarter (the “High Water Mark”). The Series incurred Performance Fees of $0 and $327 and $431,103 and $518,353 for the three and nine months ended September 30, 2012 and 2011, respectively, of which $0 was payable at September 30, 2012 and December 31, 2011, respectively.

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

(5)	Financial Instruments with Off-balance sheet and Concentration of Credit Risk

The Series, via its investment in the Master Fund engages in the speculative trading of derivatives. The Series does not have any direct commitments to buy or sell financial instruments, including derivatives. The Series has indirect commitments that arise through positions held by the Master Fund in which the Series invests. However, as an investor in a Master Fund, the Series’ risk at September 30, 2012 and December 31, 2011, is limited to the fair value of its investment in the Master Fund.

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

The following financial highlights in the table below show the Series’ financial performance for the nine months ended September 30, 2012 and 2011 for B-0 and B-2 Sub-Series Units. All performance returns noted are calculated based on the net asset value per Unit for financial reporting, with estimated organizational costs incurred prior to issuance of Units being expensed at the commencement of the operations of the Series. Total return is calculated as the change in a theoretical Member’s investment over the entire period - a percentage change in the Member’s capital value for the period. The information has been derived from information presented in the financial statements.

Regarding the information shown in the table below:

•

Per Unit operating performance is computed based upon the weighted-average net Units for the periods ended September 30, 2012 and 2011. Total return is calculated as the change in the net asset value per Unit for the periods ended September 30, 2012 and 2011, and is not annualized.

•

The net investment loss and total expense ratios are computed based upon the weighted average net assets for the periods ended September 30, 2012 and 2011. Weighted average net assets include the performance fee and are computed using month-end net assets. Net investment loss and expenses include the Series’ proportionate share of the Master Fund’s investment income (loss) and expenses, respectively. Such ratios have been annualized, with the exception of the performance fee and organizational expense.

An individual Member’s total return and ratios may vary from those below based on the timing of capital transactions.

	AlphaMetrix Managed Futures III LLC (WC Diversified Series)

	Nine Months Ended September 30, 2012 B-0 Sub-Series	Nine Months Ended September 30, 2012 B-2 Sub-Series	Nine Months Ended September 30, 2011 B-0 Sub-Series	Nine Months Ended September 30, 2011 B-2 Sub-Series

Members’ capital per Unit - Beginning of Period	$1,122.299	$1,085.966	$1,075.684	$1,062.568

Per Unit data (for a Unit outstanding throughout the period)
Net investment loss	(27.190)	(41.813)	(44.138)	(58.102)
Net realized and unrealized gain/(loss) on investments	(29.139)	(28.123)	96.280	92.292

Total from investment operations	(56.329)	(69.936)	52.142	34.190

Members’ capital per Unit - End of Period	$1,065.970	$1,016.030	$1,127.826	$1,096.758

Total return:
Total return before performance fee	(5.02%)	(6.44%)	6.41%	4.63%
Performance fee	0.00%	0.00%	(1.56%)	(1.41%)

Total return after performance fee	(5.02%)	(6.44%)	4.85%	3.22%

Ratios to average Members’ capital
Net investment loss	(3.30%)	(5.28%)	(4.82%)	(6.72%)

Expenses:
Expenses	3.30%	5.29%	3.44%	5.47%
Performance fee	0.00%	0.00%	1.52%	1.38%

Total expenses	3.30%	5.29%	4.96%	6.85%

(9)	Subsequent Events

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

Member Subscriptions and Redemptions

Subsequent to September 30, 2012, B-0 Members subscribed approximately $2,917,000 (of which $2,140,000 represents subscriptions received in advance as of September 30, 2012) and redeemed $326,999, and B-2 Members subscribed approximately $1,162,750 (of which $763,750 represents subscriptions received in advance as of September 30, 2012) and redeemed $895,304, through the issue date of the financial statements on November 14, 2012.

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

A portion of the assets maintained at the Master Fund’s Clearing Brokers are restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Brokers as of September 30, 2012 and December 31, 2011 was restricted cash for margin requirements of $24,119,924 and $22,216,652, respectively. This cash becomes unrestricted if the underlying positions it supports are liquidated.

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward currency trading, the Master Fund’s and the Series’ assets are highly liquid and are expected to remain so. Because the Master Fund’s assets are held in cash or in the OPCA, it expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances. This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy. From its commencement of operations on October 1, 2007 through September 30, 2012, the Master Fund experienced no meaningful periods of illiquidity in any of the markets in which it traded.

The Series processes redemptions on a monthly basis, with approximately corresponding redemptions out of the Master Fund. The B-2 Sub-Series incurred aggregate redemptions of $2,508,094 (2,389.36 Units) for the nine months ended September 30, 2012; the B-0 Sub-Series incurred aggregate redemptions of $2,728,146 (2,505.02 Units) for the nine months ended September 30, 2012.

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

The B-2 Sub-Series commenced trading activities January 1, 2010 with an initial capitalization of $107,500. As of September 30, 2012, the B-2 Sub-Series had a capitalization of $35,467,117 based on the net asset value for all other purposes. The B-0 Sub-Series had an initial capitalization of $125,000. As of September 30, 2012, the B-0 Sub-Series had a capitalization of $57,230,448 based on the net asset value for all other purposes.

Performance Summary

Quarter ended September 30, 2012

This performance description is a brief summary of how the Series performed during the quarter ended September 30, 2012, based on the underlying performance of the Master Fund in which the Series invests, and is not necessarily an indication of how the Series will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

For the nine months ended September 30, 2012 the B-2 and B-0 Sub-Series had year-to-date losses of (6.49%) and (5.06%), respectively, based on the net asset value for all other purposes (see “Notes to Financial Statements – (3) Related Party Transactions”).

The following discussion is based on the underlying performance of the Master Fund in which the Series invests.

July 1, 2012 to September 30, 2012

The B-2 Subseries posted a (2.62%) loss for the month ended September 30, 2012, a loss of (0.34%) and (6.49%) for the three and nine months ended September 30, 2012 and an overall gain of 1.68% for the Series from the inception of trading on January 1, 2010 through September 30, 2012 (not annualized). The B-0 Sub-Series posted a (2.45%) loss for the month ended September 30, 2012, a 0.17% gain and (5.06%) loss for the three and nine months ended September 30, 2012 and an overall gain of 6.65% for the Series from the inception of trading on January 1, 2010 through September 30, 2012 (not annualized).

The Series experienced a negative September 2012 return. The B-2 Sub-Series posted a (2.62%) loss, while the B-0 Sub-Series posted a loss of (2.45%). The Euro rallied around 5% against the US dollar during the first half of the month before promptly reversing to give back half of these gains. Movements in global financial markets continue to be heavily dominated by sentiment about Europe. This month, profits in stock index trading were insufficient to offset the losses elsewhere which were spread between currencies, fixed income and commodities including agricultural products, metals and energies. The losses in the currency sector were a direct result of being short the Euro. Despite buying back some of the position the Series remains short. Long positions in stock indices benefited from the upward movements during the month, and provided some diversification to the portfolio. There was a decent rally in aluminum this month, to the detriment of the short position the Series has been holding. Losses in the commodity sector were made worse by drops in the prices of corn and soybeans, in a reversal of the moves that had caused the Series to hold long positions.

The B-2 Sub-Series posted a (1.57%) loss for the month ended August 31, 2012, a (3.97%) loss for the year to date as of August 31, 2012 and an overall gain of 4.42% for the Series from the inception of trading on January 1, 2010 to August 31, 2012 (not annualized). The B-0 Sub-Series posted a (1.41%) loss for the month ended August 31, 2012, a (2.68%) loss for the year to date as of August 31, 2012 and an overall gain of 9.32% for the Series from the inception of trading on January 1, 2010 to August 31, 2012 (not annualized).

The Series experienced a negative August 2012 return. The B-2 Sub-Series posted a (1.57%) loss, while the B-0 Sub-Series posted a loss of (1.41%). Global stock indices continued their rally last month as summer optimism descended on the markets. Since the time of the ECB’s statement at the start of the month, the Euro staged a partial recovery of its July fall and the more indebted European countries’ bond yields fell. The Series suffered losses mainly in currencies, thanks to the Euro, with additional losses in base and precious metals. The Series made small gains in agricultural markets and livestock, energies and global equity indices.

The B-2 Sub-Series posted a 3.98% gain for the month ended July 31, 2012, a (2.44%) loss for the year to date as of July 31, 2012 and an overall gain of 6.08% for the Series from the inception of trading on January 1, 2010 to July 31, 2012 (not annualized). The B-0 Sub-Series posted a 4.15% gain for the month ended July 31, 2012, a (1.29%) loss for the year to date as of July 31, 2012 and an overall gain of 10.88% for the Series from the inception of trading on January 1, 2010 to July 31, 2012 (not annualized).

The Series experienced a positive July 2012 return. The B-2 Sub-Series posted a 3.98% gain, while the B-0 Sub-Series posted a gain of 4.15%. Attention in the Eurozone focused on Spain, with the latest development being a number of the Spanish regions asking the central government for bailouts. The continued grey clouds over the European economy led Spanish and Italian regulators to reintroduce short selling bans on their domestic equity markets, with the effect that the Series was no longer able to take new short positions in the related futures markets. As the month drew to a close the European Central Bank President made a statement that he would do “whatever it takes” to save the Euro, but until the ECB’s next meeting, the market has been left guessing as to the form this support might take.

On the back of the continued pessimistic sentiment, the Euro ended the month lower helping the Series’ profitability as currencies were the best performing asset class in July. The Series also performed well in bonds and interest rates. As London was experiencing one of the wettest Julys on record, the US Midwest continued to experience a drought-inducing heat wave. This has led to worsening reports of the quality of this year’s corn harvest, with the consequence of substantial rises in grain prices. The Series benefited from this upward price trend and traded agricultural markets profitably. The Series suffered relatively small losses in the energy sector as crude oil reversed its downward trend and rallied throughout the month.

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

Item 4: Controls and Procedures

The Sponsor, with the participation of the Sponsor’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Platform and the Series as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Platform’s or the Series’ internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

The Sponsor is not aware of any pending legal proceedings to which either the Series is a party or to which any of its assets are subject.

Item 1A: Risk Factors

Not Required.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable; previously filed on Forms 8-K

(b)	Not applicable.

(c)

Pursuant to the Platform’s Limited Liability Company Agreement and the Series’ Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit for all other purposes (i.e. including the amortization of estimated organizational and initial offering costs). The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following tables summarize the redemptions by Members during the third quarter of 2012:

Consolidated

	Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

	July 31, 2012	308.23	1,090.297
	August 31, 2012	1,090.43	1,074.224
	September 30, 2012	1,057.73	1,046.903

	Total	2,456.39

B-0

	Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

	July 31, 2012	150.05	1,108.817
	August 31, 2012	865.42	1,093.206
	September 30, 2012	691.53	1,066.471

	Total	1,707.00

B-2

	Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

	July 31, 2012	158.18	1,060.84
	August 31, 2012	225.01	1,044.15
	September 30, 2012	366.20	1,016.80

	Total	749.39

Item 3: Defaults Upon Senior Securities

(a)	None.
(b)	None.

Item 4: (Removed and Reserved)

Item 5: Other Information

(a)	None.
(b)	Not applicable.

Item 6: Exhibits

The following exhibits are included herewith.

Exhibit Number	Description of Document

1.1*	Selling Agreement.
3.1*	Certificate of Formation of AlphaMetrix Managed Futures III LLC.
4.1*	Limited Liability Company Operating Agreement of AlphaMetrix Managed Futures III LLC.
4.2*	Separate Series Agreement for the Series.
10.1*	Trading Management Agreement.
10.2*	Assignment of Trading Management Agreement
10.3*	Amendment of Trading Management Agreement
10.4*	Administrative Services Agreement
21.1*	List of Subsidiaries.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities
Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities
Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Financial Statements of AlphaMetrix WC Diversified – MT0041 (Master Fund) (unaudited)
for the nine months ended September 30, 2012 and 2011.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase
**101.DEF	XBRL Taxonomy Extension Definition Linkbase
**101.LAB	XBRL Taxonomy Extension Label Linkbase
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: November 14, 2012

ALPHAMETRIX MANAGED FUTURES III LLC

By:	AlphaMetrix, LLC.
Sponsor

By:	/s/ Aleks Kins

Name:	Aleks Kins
Title:	President and Chief Executive Officer