Form 10-K
period 2012-12-31
AlphaMetrix Managed Futures III LLC
filed 2013-04-11
CIK 1473675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☒ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of December 31, 2012 and 2011, units of limited liability company interest of the registrant with an aggregate net asset value of $93,930,301 and $68,405,126 were outstanding and held by non-affiliates; units of limited liability company interest of the registrant with an aggregate net asset value of $10,072 and $10,860 were outstanding and held by AlphaMetrix, LLC, the sponsor of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The Financial Statements and Report of Independent Registered Public Accounting Firm for the registrant’s master fund (the “Master Fund”) for the years ended December 31, 2012 and December 31, 2011 are incorporated by reference and filed as Exhibit 99.1 herewith.

ii

ALPHAMETRIX FUTURES III LLC

ANNUAL REPORT FOR 2012 ON FORM 10-K

iii

PART I

Item 1: Business

(a)	General Development of Business

AlphaMetrix Managed Futures III LLC (the “Platform”) is sponsored by AlphaMetrix, LLC (the “Sponsor” or “AlphaMetrix”). The Platform was formed on September 10, 2009 as a Delaware series limited liability company pursuant to the Delaware Limited Liability Company Act. AlphaMetrix Managed Futures III LLC (AlphaMetrix WC Diversified Series) (the “Series” or “WC Diversified Series”) is currently the only “segregated series” of the Platform. Since the Series is the Platform’s only segregated series, references to the Series also include the Platform unless otherwise noted. The Series invests a portion of its assets in AlphaMetrix WC Diversified Fund – MT0041 (the “Master Fund”) which is advised by Winton Capital Management Ltd. (the “Trading Advisor”). The Master Fund is systematically trading over numerous futures markets including grains, metals, softs, energies, meats, and financials. Trend-following in nature, the Trading Advisor’s system uses technical analysis to identify market trends. The strategy consists of a multiple of systems – four long-term models and one short-term model. NewEdge USA, LLC and J.P. Morgan Futures Inc. are the Master Fund’s futures Clearing Brokers (the “Clearing Brokers”) and NewEdge Alternative Strategies Inc. is the foreign exchange Clearing Broker of the Master Fund, although the Master Fund may execute foreign exchange trades through another foreign exchange Clearing Brokers at any time. The Sponsor, over time, intends to offer investors a selection of different trading advisors, each managing a different segregated series of the Platform. There can be no assurance, however, that any series other than the Series will be offered or that the Series will continue to be offered. The Series was organized on September 11, 2009. The Series issued units and commenced trading on January 1, 2010. The Series filed a Form 10, under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (“SEC”) to register the units of limited liability company interest (“Units”), and such registration became effective March 1, 2010.

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

The Series’ business constitutes only one segment for financial reporting purposes, i.e. a speculative “commodity pool.” The Series does not engage in sales of goods or services. Financial information regarding the Series’ business is set forth in Item 6 “Selected Financial Data” and incorporated into Part II, Item 8.

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

The Master Fund engages in the speculative trading of U.S. and foreign futures contracts and forward currency contracts (collectively “derivatives”). These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy. The Master Fund and the Series, via its investment in the Master Fund, are exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk with the Clearing Brokers, the risk of failure by another party to perform according to the terms of a contract. Market risk is the potential for changes in the value of derivatives due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity and security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The market risk of the Master Fund is managed by the Trading Advisor according to its trading program. Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk due to exchange traded financial instruments is significantly reduced by the regulatory requirements of the individual exchanges on which the instruments are traded.

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

For derivatives, risks arise from changes in the fair value of the contracts. Theoretically, the Master Fund is exposed to market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short. The Series exposure to market risk is limited to its investment in the Master Fund.

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

Net trading results arising from the Master Fund’s speculative trading of derivatives for the year ended December 31, 2012 are reflected in the Master Fund’s Statements of Operations and equals net realized and unrealized gain/(loss) on investments and foreign currency less the trading costs.

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

Custody of Assets

The Series invests a portion of its assets in the Master Fund, approximately 32% and 28% at December 31, 2012 and 2011. A substantial amount of the Master Fund’s assets are held either with OPCA, a related party, or in customer accounts at the Clearing Brokers, although they may be held at other affiliates of the Clearing Brokers or other third-party Clearing Brokers selected by the Sponsor. For a discussion on the OPCA, refer to Note 5 to the Master Fund’s financial statements, attached as Exhibit 99.1.

Only assets held to margin CFTC-regulated futures contracts may be held in CFTC-regulated “segregated funds” accounts. “Segregated funds” accounts are insulated from liability for any claims against a broker other than those of other customers. As of December 31, 2012 and 2011, 72.11% and 32.66% of the net assets of the Master Fund was held in cash, of which 47.03% and 64.12% of the cash is restricted cash for margin requirements. As of December 31, 2012 and 2011, 3.31% and 6.55% of net assets, representing the fair value of futures, options on futures contracts, and forward currency contracts, was held at the Clearing Brokers. Some of the Series’ capital is not held in segregation, but rather in custody or other client accounts maintained by affiliates of the Clearing Brokers. Subject to any applicable regulatory restrictions, these affiliates may make use of such capital, which is treated as a liability or deposit owed by such affiliates to the Series. However, if such an affiliate were to incur financial difficulties, the Series’ assets could be lost (the Series becoming only a general creditor of such affiliate) and, even if not lost, could be unavailable to the Series for an extended period.

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

Description of Current Expenses

The Trading Advisor is entitled to a management fee which is calculated and paid at the Series level. The management fee is based on the net asset value of each Sub-Series. For purposes of calculating the management fee payable to the Trading Advisor, the net asset value of each Sub-Series is determined before reduction for any management fees, performance fees, service provider fees, sponsor fees, ongoing sales commissions or extraordinary fees accrued, including performance fees accrued in a prior month, and before giving effect to any capital contributions made as of the beginning of the month immediately following such month-end and before any distributions or redemptions accrued during or as of such month-end, but after all other expenses as of such month-end.

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

The Trading Advisor also will receive a performance fee (“Performance Fee”) equal to 20% of the Series’ pro rata share of the Master Fund’s new net trading profits for each quarter. New net trading profits during each quarter refers to the excess, if any, of the cumulative level of net trading profits attributable to the Series at the end of such quarter over the highest level of cumulative net trading profits as of the end of any preceding quarter (the “High Water Mark”). Performance Fees do not, while losses do, reduce cumulative net trading profits. New net trading profits do not include interest income. To the extent that any redemption is made from the Series, the High Water Mark is proportionately reduced and a proportionate Performance Fee paid (if accrued).

The Sponsor pays the Trading Advisor’s management and performance fees out of the Management Fees and Performance Fees that the Series pays to the Sponsor.

The Sponsor receives a monthly sponsor fee (“Sponsor Fee”) of 0.042 of 1% (a 0.50% annual rate) of the Series’ month-end net asset value for all other purposes, as defined below, which takes into account interest income, of each Member’s investment in the Series for such month.

AlphaMetrix360, LLC (the “Administrator”), a related party to the Sponsor, receives a monthly fee as to be determined by the Sponsor and the Administrator, of up to 0.0142% (a 0.17% annual rate) of each Series’ net asset value for all other purposes as of the beginning of each month (a 0.10% annual rate), subject to a monthly minimum of $3,300, provided that if the assets of all pools for which the Sponsor acts as sponsor, measured at the segregated series level only, exceed $1.5 billion, the administration fee on assets above $1.5 billion but below $2.5 billion will be 0.01% (a 0.12% annual rate), and provided further that if the assets of all pools for which the Sponsor acts as sponsor, measured at the segregated series level only, exceed $2.5 billion, the administration fee on assets above $2.5 billion will be 0.0083% (a 0.10% annual rate).

The Administrator is responsible for certain clerical and administrative functions of the Series, including acting as registrar and transfer agent, calculation of NAV based on valuations provided by the Trading Advisor and the Sponsor (although the Sponsor is ultimately responsible for determining the Net Asset Value of the Series).

Each Member or Member-related account may be subject to an ongoing sales commission (the “Sales Commission”).

B-2 Units are subject to an ongoing Sales Commission equal to 2% per annum of the month-end net asset value, including interest income, of the outstanding B-2 Units after deducting the Management Fee and accrued Performance Fee, if any, but before deducting the Sales Commission and Sponsor Fee for such month. Each month that B-2 Units are sold, a Sales Commission equal to 2% of the aggregate subscriptions for B-2 Units is paid by the Sub-Series to the selling agent (the “Initial Sales Commission” or “Placement Fee”). The amount of the Initial Sales Commission will then be amortized against the Net Asset Value of the B-2 Units equally each month over the first 12 months. Thereafter, a Sales Commission equal to 0.17% of the Net Asset Value (equivalent to an annual rate of approximately 2.0%) of the B-2 Units sold on the relevant subscription date that remain outstanding is charged each month and is paid to the selling agents.

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

The Master Fund’s brokerage commissions are paid upon completion or liquidation of one-half of a trade and are referred to as “per side” commissions, which cover either the initial purchase (or sale) or the subsequent offsetting sale (or purchase) of a single commodity futures contract. The principal operating costs of the Master Fund are the per side brokerage commissions paid to the Clearing Brokers (a portion of which is paid to the Master Fund’s executing brokers, which may or may not include the Clearing Brokers, as commissions for their execution services) and the currency forward contract (“F/X”) dealer spreads paid to the Clearing Brokers and others. The “per side” commissions for U.S. markets paid by the Master Fund are approximately $2.00 per side plus fees (except in the case of certain non-U.S. contracts on which the rates may be as high as $50 per side plus fees due, in part, to the large size of the contracts traded).

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

The Sponsor receives a monthly Service Provider Fee equal to 0.025 of 1% (equivalent to an annual rate of approximately 0.30%) of the month-end Net Asset Value of the Series, including interest income, after deducting the Management Fee and accrued Performance Fee, if any, but before deducting the Sales Commission, Service Provider Fee and Sponsor Fee for such month. Operating costs paid for by the Sponsor out of the Service Provider Fee generally include: expenses and costs associated with periodic filing requirements under the Exchange Act; ongoing offering expenses; administrative, transfer, exchange and redemption processing costs; legal, regulatory, reporting, filing, tax, audit, escrow and accounting; the fees of the Master Fund’s directors; and any other operating or administrative expenses related to accounting, research, due diligence or reporting. The Service Provider Fee is charged at the Series level.

Operating costs not covered by the Service Provider Fee and paid for by the Series (including those allocated to the Series by the Master Fund) generally include: execution and Clearing Brokerage commissions; forward and other over-the-counter trading spreads; bank wire fees; insurance; and extraordinary expenses such as litigation and indemnification.

Redemption Fee

If a Member redeems his or her investment in the B-2 Units before the end of the sixth calendar month following such Member’s initial investment in the B-2 Units (the “Initial Investment”), such Redemption will be subject to a Redemption Fee (the “Redemption Fee”) equal to 2% of such Member’s Initial Investment. If a Member Redeems his or her investment in the B-2 Units following the sixth month-end after the date of his or her Initial Investment but prior to the twelfth month-end after the date of such Member’s Initial Investment, such Redemption will be subject to a Redemption Fee equal to 1% of such Member’s Initial Investment in the B-2 Units. The Redemption Fee will be pro-rated for partial redemptions prior to the twelfth month-end following such Member’s Initial Investment, i.e. if the Member withdraws 50% of his or her current investment in the B-2 Units, 50% of the Redemption Fee will be due upon Redemption. In no case will the sum of all Redemption Fees paid by a Member be greater than the Initial Sales Commission paid by such Member. Redemption fees amounted to $4,390 and $2,075 for the years ended December 31, 2012 and 2011, respectively.

The following table summarizes the expenses incurred by the Series for the years ended December 31, 2012 and 2011:

	2012		2011
Expenses	Dollar Amount	% of Average Month-End Net Asset Value for Financial Reporting	Dollar Amount	% of Average Month-End Net Asset Value for Financial Reporting

Performance fees	$327	0.00%	$518,353	1.23%
Management fees	1,986,850	2.32	1,007,121	2.38
Sales Commissions	342,630	0.40	72,389	0.17
Allocated trading costs	86,705	0.10	41,142	0.10
Placement fees	325,534	0.38	318,148	0.75
Sponsor fees	440,227	0.51	190,081	0.45
Operating expense	317,811	0.37	152,694	0.36
Organizational costs	—	0.00	—	0.00
Allocated cash manager and sponsor fee	—	0.00	39,546	0.09
Total	$3,500,084	4.08%	$2,339,474	5.53%

The Series’ average month-end net asset value for financial reporting during 2012 and 2011 equaled $85,863,736 and $42,254,706, respectively.

During 2012 and 2011 the Series had $5,581 and $0 in net interest expense or approximately 0.01 % of the Series’ average month-end net asset value for financial reporting.

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

As of December 31, 2012 and 2011, there were 1,150 and 886 holders of Units, including the Sponsor.

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

Pursuant to the Platform’s Amended and Restated Limited Liability Company Agreement and the Series’ Amended and Restated Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit for all other purposes, i.e. reflecting the amortization of organizational and initial offering costs. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following table summarizes the redemptions by Members during the fourth quarter of 2012 and 2011:

B-0

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes
October 31, 2012	306.75	$1,037.399
November 30, 2012	325.32	$1,048.234
December 31, 2012	537.09	$1,062.610
Total	1,169.16

B-2

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes
October 31, 2012	880.98	$987.409
November 30, 2012	416.76	$995.957
December 31, 2012	633.89	$1,007.915
Total	1,931.63

B-0

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes
October 31, 2011	0.00	$1,098.808
November 30, 2011	0.00	$1,107.170
December 31, 2011	117.64	$1,123.309
Total	117.64

B-2

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes
October 31, 2011	88.14	$1,067.149
November 30, 2011	0.00	$1,073.477
December 31, 2011	66.07	$1,087.324
Total	154.21

Item 6: Selected Financial Data

The following selected data has been derived from the audited Financial Statements of the Series.

ALPHAMETRIX MANAGED FUTURES III LLC

Statements of Financial Condition

	AlphaMetrix Managed Futures	AlphaMetrix Managed	AlphaMetrix Managed Futures	AlphaMetrix Managed
	III LLC (WC Diversified Series)	Futures III LLC	III LLC (WC Diversified Series)	Futures III LLC
	December 31, 2012	December 31, 2012	December 31, 2011	December 31, 2011
ASSETS
Investment in AlphaMetrix WC Diversified Fund - MT0041, at fair value	$30,769,148	$30,769,148	$22,107,621	$22,107,621
Receivable from AlphaMetrix WC Diversified Fund - MT0041	153,600	153,600
Cash at bank	64,990,938	64,990,938	55,372,644	55,372,644
Prepaid assets	110,883	110,883	178,731	178,731
Total Assets	$96,024,569	$96,024,569	$77,658,996	$77,658,996
LIABILITIES
SUBSCRIPTIONS RECEIVED IN ADVANCE	$753,000	$753,000	$8,257,000	$8,257,000
PAYABLES:
Accrued sponsor fee	13,344	13,344	8,523	8,523
Accrued management fee	60,158	60,158	43,828	43,828
Accrued sales commission	38,489	38,489	14,163	14,163
Accrued operating costs	9,582	9,582	8,210	8,210
Payable to AlphaMetrix WC Diversified Fund - MT0041	—	—	707,300	707,300
Redemptions payable	1,209,623	1,209,623	203,986	203,986
Total Liabilities	2,084,196	2,084,196	9,243,010	9,243,010
MEMBERS’ CAPITAL
B0 Members (55,603.78 and 35,445.16 units outstanding at December 31, 2012 and 2011, unlimited units authorized)	59,061,278	59,061,278	39,780,045	39,780,045
B2 Members (34,618.87 and 26,359.10 units outstanding at December 31, 2012 and 2011, unlimited units authorized)	34,869,023	34,869,023	28,625,081	28,625,081
Sponsor (10 units outstanding at December 31, 2011 and 2010, unlimited units authorized)	10,072	10,072	10,860	10,860
Total Members’ Capital	93,940,373	93,940,373	68,415,986	68,415,986
TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$96,024,569	$96,024,569	$77,658,996	$77,658,996

See financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1 and Series financial statements incorporated into Part II, Item 8.

ALPHAMETRIX MANAGED FUTURES III LLC

Statements of Operations

For the years ended December 31, 2012 and 2011

	AlphaMetrix Managed	AlphaMetrix Managed	AlphaMetrix Managed	AlphaMetrix Managed
	Futures III LLC (WC Diversified	Futures III LLC	Futures III LLC (WC Diversified	Futures III LLC
	Series ) 2012	2012	Series ) 2011	2011
NET INVESTMENT INCOME/(LOSS) ALLOCATED FROM ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Interest income	$7,567	$7,567	$49,145	$49,145
Interest expense	(5,581)	(5,581)	(41,142)	(41,142)
Trading cost	(86,705)	(86,705)	(4)	(4)
Cash manager and sponsor fees	—	—	(39,546)	(39,546)
Net investment income/(loss) allocated from AlphaMetrix WC Diversified Fund - MT0041	(84,719)	(84,719)	(31,547)	(31,547)
FUND NET INVESTMENT INCOME/(LOSS):
Placement fee	(325,534)	(325,534)	(318,148)	(318,148)
Operating expenses	(317,811)	(317,811)	(152,694)	(152,694)
Management fee	(1,986,850)	(1,986,850)	(1,007,121)	(1,007,121)
Performance fee	(327)	(327)	(518,353)	(518,353)
Sales commission	(342,630)	(342,630)	(72,389)	(72,389)
Sponsor fee	(440,227)	(440,227)	(190,081)	(190,081)

Net investment income/(loss)	(3,413,379)	(3,413,379)	(2,258,786)	(2,258,786)
Total net investment income/(loss)	(3,498,098)	(3,498,098)	(2,290,333)	(2,290,333)
NET REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Net realized gain/(loss)	(1,205,999)	(1,205,999)	3,444,090	3,444,090
Net increase/(decrease) in unrealized appreciation/(depreciation)	(928,522)	(928,522)	106,470	106,470
Total net realized and unrealized gain (loss) allocated from AlphaMetrix WC Diversified Fund - MT0041	(2,134,521)	(2,134,521)	3,550,560	3,550,560

Net increase/(decrease) in net assets resulting from operations	$(5,632,619)	$(5,632,619)	$1,260,227	$1,260,227
Weighted average number of WC Diversified Series units outstanding	80,343	80,343	38,641	38,641
Net income/(loss) per weighted average unit	$(70.11)	$(70.11)	$32.61	$32.61

See financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1 and Series financial statements incorporated into Part II, Item 8.

ALPHAMETRIX MANAGED FUTURES III LLC

Statements of Changes in Members’ Capital

For the year ended December 31, 2012

For the year ended December 31, 2012	AlphaMetrix Managed Futures III LLC (WC Diversified Series)								AlphaMetrix Managed
	B-0 Members		B-2 Members		Sponsor (B-2)		Total		Futures III LLC
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2012	$39,780,045	35,445.16	$28,625,081	26,359.10	$10,860	10.00	$68,415,986	61,814.26	$68,415,986	61,814.26
Members’ subscriptions	26,320,815	23,832.79	13,226,228	12,580.00	—	—	39,547,043	36,412.79	39,547,043	36,412.79
Members’ redemptions	(3,958,103)	(3,674.17)	(4,431,934)	(4,320.23)	—	—	(8,390,037)	(7,994.40)	(8,390,037)	(7,994.40)
Net investment loss	(1,761,201)	—	(1,736,354)	—	(543)	—	(3,498,098)	—	(3,498,098)	—
Total net realized and unrealized gain/(loss) allocated from AlphaMetrix WC Diversified Fund - MT0041	(1,320,278)	—	(813,998)	—	(245)	—	(2,134,521)	—	(2,134,521)	—
Members’ capital at December 31, 2012	$59,061,278	55,603.78	$34,869,023	34,618.87	$10,072	10.00	$93,940,373	90,232.65	$93,940,373	90,232.65

Net asset value per unit at January 1, 2012	$1,122.299		$1,085.966		$1,085.966
Change in net asset value per unit	(60.118)		(78.740)		(78.740)
Net asset value per unit at December 31, 2012	$1,062.181		$1,007.226		$1,007.226

ALPHAMETRIX MANAGED FUTURES III LLC

Statements of Changes in Members’ Capital

For the year ended December 31, 2011

For the year ended December 31, 2011	AlphaMetrix Managed Futures III LLC (WC Diversified Series)								AlphaMetrix Managed
	B-0 Members		B-2 Members		Sponsor (B-2)		Total		Futures III LLC
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2011	$7,562,143	7,030.08	$8,628,060	8,120.00	$10,626	10.00	$16,200,829	15,160.08	$16,200,829	15,160.08
Members’ subscriptions	32,040,734	29,101.52	20,042,738	18,576.12	—	—	52,083,472	47,677.64	52,083,472	47,677.64
Members’ redemptions	(761,952)	(686.44)	(366,590)	(337.02)	—	—	(1,128,542)	(1,023.46)	(1,128,542)	(1,023.46)
Net investment loss	(1,062,758)	—	(1,226,923)	—	(652)	—	(2,290,333)	—	(2,290,333)	—
Total net realized and unrealized gain/(loss) allocated from AlphaMetrix WC Diversified Fund - MT0041	2,001,878	—	1,547,796	—	886	—	3,550,560	—	3,550,560	—
Members’ capital at December 31, 2011	$39,780,045	35,445.16	$28,625,081	26,359.10	$10,860	10.00	$68,415,986	61,814.26	$68,415,986	61,814.26

Net asset value per unit at January 1, 2011	$1,075.684		$1,062.568		$1,062.568
Change in net asset value per unit	46.615		23.398		23.398
Net asset value per unit at December 31, 2011	$1,122.299		$1,085.966		$1,085.966
12

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

B-0

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				$1,000.000	$1,000.000
March 31, 2010	$204,747	$170,129	201.42	1,016.543	844.668
June 30, 2010	1,552,311	1,498,597	1,514.35	1,025.067	989.597
September 30, 2010	3,449,930	3,399,202	3,299.18	1,045.693	1,030.317
December 31, 2010	7,609,887	7,562,143	7,030.08	1,082.475	1,075.684
March 31, 2011	14,437,218	14,392,458	13,168.12	1,096.377	1,092.977
June 30, 2011	21,259,372	21,217,596	19,929.06	1,066.753	1,064.656
September 30, 2011	33,859,556	33,820,763	29,987.57	1,129.120	1,127.826
December 31, 2011	39,815,854	39,780,045	35,445.16	1,123.309	1,122.299
March 31, 2012	50,681,169	50,648,343	45,726.34	1,108.358	1,107.640
June 30, 2012	54,723,265	54,693,424	51,399.89	1,064.657	1,064.077
September 30, 2012	57,230,448	57,203,593	53,663.40	1,066.471	1,065.970
December 31, 2012	59,085,151	59,061,278	55,603.78	1,062.610	1,062.181

Total return after performance fee, from the commencement of operations through the period ended December 31, 2012				6.26%	6.22%

B-2

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				$1,000.000	$1,000.000
March 31, 2010	$711,568	$676,950	702.56	1,012.822	963.548
June 30, 2010	3,545,196	3,491,483	3,473.46	1,020.653	1,005.189
September 30, 2010	4,167,206	4,116,477	4,017.54	1,037.254	1,024.627
December 31, 2010	8,686,430	8,638,686	8,130.00	1,068.441	1,062.568
March 31, 2011	11,718,602	11,673,842	10,882.20	1,076.859	1,072.746
June 30, 2011	18,552,025	18,510,249	17,801.65	1,042.152	1,039.805
September 30, 2011	25,506,034	25,467,241	23,220.46	1,098.429	1,096.758
December 31, 2011	28,671,748	28,635,941	26,369.10	1,087.324	1,085.966
March 31, 2012	30,271,135	30,238,312	28,356.74	1,067.511	1,066.354
June 30, 2012	31,902,551	31,872,713	31,268.81	1,020.267	1,019.313
September 30, 2012	35,467,117	35,440,260	34,881.13	1,016.800	1,016.030
December 31, 2012	34,902,966	34,879,095	34,628.87	1,007.915	1,007.226

Total return after performance fee, from the commencement of operations through the period ended December 31, 2012				0.79%	0.72%

*Commencement of operations of the series was January 1, 2010.

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

A portion of the assets maintained at the Master Fund’s Clearing Brokers are restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Brokers as of December 31, 2012 and 2011 was restricted cash for margin requirements of $34,058,099 and $22,216,652. This cash becomes unrestricted if the underlying positions it supports are liquidated.

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward currency trading, the Master Fund’s and the Series’ assets are highly liquid and are expected to remain so. Because the Master Fund’s assets are held in cash or in the OPCA, it expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances. This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy. From its commencement of operations on December 22, 2008 through December 31, 2012, the Master Fund experienced no meaningful periods of illiquidity in any of the markets in which it traded.

The Series processes redemptions on a monthly basis, with approximately corresponding redemptions out of the Master Fund. The Series incurred redemptions of $8,390,037 (7,994.40 Units) and $1,128,542 (1,023.46 Units) for the years ended December 31, 2012 and 2011 and accrued $1,209,623 and $203,986 in redemptions payable to Members at December 31, 2012 and 2011.

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

Mr. Harding has over 25 years’ experience trading futures markets and running two of the largest and most successful commodity trading advisors (“CTA”) in existence. His experience provides him with an array of knowledge of the behavior of various futures markets, the type and rigor of empirical research necessary to develop profitable and sustainable trading systems, and a firm understanding of the operational infrastructure required to run a large and profitable CTA. Mr. Harding co-founded AHL (Adam, Harding and Lueck), now part of Man Group plc, which advanced the application of systematic quantitative techniques in managed futures investment. The Trading Advisor has grown to a team of over 271 employees and manages approximately $25.6 billion as of December 31, 2012. The Trading Advisor is a limited liability company registered in England and Wales, which is regulated in the United Kingdom by the Financial Services Authority. Since January 1998, the Trading Advisor has been a member of NFA and has been registered with the CFTC as a commodity trading advisor and commodity pool operator. On July 31, 2007, a company affiliated with Goldman Sachs International purchased a 9.99 percent shareholder interest in the Trading Advisor. This shareholding is currently held by Goldman Sachs Petershill Non-U.S. Master Fund, L.P., a fund managed by Goldman Sachs Asset Management International. This investor is not involved in the day-to-day management of the Trading Advisor but, pursuant to a shareholders agreement, has the right to approve certain limited matters relating to Trading Advisor’s operations.

The Series commenced trading activities January 1, 2010 with an initial capitalization of $232,500, none of which was contributed by the Trading Advisor as seed capital. As of December 31, 2012, the Series had a capitalization of $93,988,117 based on the net asset value for all other purposes.

Performance Summary

Quarter ended December 31, 2012

This performance description is a brief summary of how the Series performed during the quarter ended December 31, 2012, based on the underlying performance of the Master Fund in which the Series invests, and is not necessarily an indication of how the Series will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

For the twelve months ended December 31, 2012 the B-2 and B-0 Sub-Series had year-to-date losses of (7.30%) and (5.40%), respectively, based on the net asset value for all other purposes (see “Notes to Financial Statements – (3) Related Party Transactions”).

The following discussion is based on the underlying performance of the Master Fund in which the Series invests.

October1, 2012 to December 31, 2012

The B-2 Subseries posted a 1.20% gain for the month ended December 31, 2012, a loss of (0.87%) and (7.30%) for the three and twelve months ended December 31, 2012 and an overall gain of 0.79% for the Series from the inception of trading on January 1, 2010 through December 31, 2012 (not annualized). The B-0 Sub-Series posted a 1.37% gain for the month ended December 31, 2012, a loss of (0.36%) and (5.40%) loss for the three and nine months ended December 31, 2012 and an overall gain of 6.26% for the Series from the inception of trading on January 1, 2010 through December 31, 2012 (not annualized).

The Series experienced a positive December 2012 return. The B-2 Sub-Series posted a 1.20% gain, while the B-0 Sub-Series posted a gain of 1.37%. Sectors the experienced the best performances were Currencies and Equity Indices, while the poorest performing sectors were Precious Metals, Long-term Rates, and Agricultural Grains. Economic data indicated further signs of recovery in December with US employment, Chinese economic activity and ECB balance of payments lifting investor sentiment. Global Equity markets traded higher, making a significant contribution to December performance. US markets faced a head-wind in the final two weeks of the month as Congress and President Obama struggled to negotiate an alternative to the “Fiscal Cliff”. Further monetary easing and adjustments to the inflation target in Japan look increasingly likely under the new LDP government. A consequence of which has been an extension of the recent Yen sell off which helped the currency portfolio put in a strong monthly performance. Gains in stock indices and currencies were partly offset by a small pull back in US fixed income and a fall in the precious metal complex which left gold trading at its lowest level since August.

The B-2 Sub-Series posted a 0.87% gain for the month ended November 30, 2012, a (8.40%) loss for the year to date as of November 30, 2012 and an overall loss of (0.40%) for the Series from the inception of trading on January 1, 2010 to November 30, 2012 (not annualized). The B-0 Sub-Series posted a 1.04% gain for the month ended November 30, 2012, a (6.68%) loss for the year to date as of August 31, 2012 and an overall gain of 4.82% for the Series from the inception of trading on January 1, 2010 to August 31, 2012 (not annualized).

The Series experienced a positive November 2012 return. The B-2 Sub-Series posted a 0.87% gain, while the B-0 Sub-Series posted a gain of 1.04%. The best performing sectors in descending order were Bonds, Interest Rates, Equity Indices and Currencies. The worst performing sectors in ascending order were Agricultural Grains, Softs, Livestock, Metals and Energies. Equity markets initially sold off in November but buoyed by a series of global developments perceived to encourage market stability recovered in the last two weeks, all of which left the indices broadly unchanged on the month. Greece simultaneously secured their next bailout installment and improved the terms of existing loans from their international creditors. In the USA, Obama extended his presidential tenure and positive economic data has, for now, allayed fears of a hard landing in China. Central banks, with their various forms of monetary easing, remain in focus and bonds continued to trade higher, which made the most significant contribution to performance. Some radical suggestions from the LDP party in Japan, who are favorites to win the December election, subsequently saw the Yen trade at its lowest level for over six months, resulting in the portfolio’s position posting strong profits.

The B-2 Sub-Series posted a (2.89%) loss for the month ended October 31, 2012, a (9.19%) loss for the year to date as of July 31, 2012 and an overall loss of (1.26%) for the Series from the inception of trading on January 1, 2010 to October 31, 2012 (not annualized). The B-0 Sub-Series posted a (2.73%) loss for the month ended October 31, 2012, a (7.65%) loss for the year to date as of October 31, 2012 and an overall gain of 3.74% for the Series from the inception of trading on January 1, 2010 to October 31, 2012 (not annualized).

The Series experienced a negative October 2012 return. The B-2 Sub-Series posted a (2.89%) loss, while the B-0 Sub-Series posted a (2.73%) loss. The Series suffered losses that were spread fairly evenly across the portfolio, with one exception in base metals and a profitable aluminum position. Losses were experienced in agricultural markets, energies, precious metals, equity indices, currencies, bonds and short-term interest rates. The major markets in the portfolio generally closed the month not far from where they started, albeit with some intra-month twists and turns. The S&P 500, the Euro US Dollar exchange rate, US 10 year bonds, brent crude and corn all fell into this category. This served as further evidence of the lack of available diversification in the world’s major markets. Despite the twists and turns, daily price volatility has in fact been rather low and characterized as mean reverting, which is not profitable for any strategy betting on trends.

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

The Series experienced a negative September 2012 return. The B-2 Sub-Series posted a (2.62%) loss, while the B-0 Sub-Series posted a loss of (2.45%). The Euro rallied around 5% against the US dollar during the first half of the month before promptly reversing to give back half of these gains. Movements in global financial markets continue to be heavily dominated by sentiment about Europe. This month, profits in stock index trading were insufficient to offset the losses elsewhere which were spread between currencies, fixed income and commodities including agricultural products, metals and energies. The losses in the currency sector were a direct result of being short the Euro. Despite buying back some of the position the Series remains short. Long positions in stock indices benefited from the upward movements during the month, and provided some diversification to the portfolio. There was a decent rally in aluminium this month, to the detriment of the short position the Series has been holding. Losses in the commodity sector were made worse by drops in the prices of corn and soybeans, in a reversal of the moves that had caused the Series to hold long positions.

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

April 1, 2012 to June 30, 2012

The B-2 Sub-Series posted a (3.71%) loss for the month ended June 30, 2012, a loss of (4.43%) and (6.17%) for the three and six months ended June 30, 2012 and an overall gain of 2.03% for the Series from the inception of trading on January 1, 2010 through June 30, 2012 (not annualized). The B-0 Sub-Series posted a (3.55%) loss for the month ended June 30, 2012, a loss of (3.94%) and (5.22%) for the three and six months ended June 30, 2012 and an overall gain of 6.47% for the Series from the inception of trading on January 1, 2010 through June 30, 2012 (not annualized).

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

January 1, 2012 to March 31, 2012

The B-2 Sub-Series posted a (1.02%) loss for the month ended March 31, 2012, a loss of (1.82%) for the three months ended March 31, 2012 and an overall gain of 6.75% for the Series from the inception of trading on January 1, 2010 through March 31, 2012 (not annualized). The B-0 Sub-Series posted a (0.85%) loss for the month ended March 31, 2012, a loss of (1.33%) for the three months ended March 31, 2012 and an overall gain of 10.84% for the Series from the inception of trading on January 1, 2010 through March 31, 2012 (not annualized).

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

The Series experienced a negative return in March 2011. The B-2 Sub-Series posted a loss of (0.21%), while the B-0 Sub-Series posted a loss of (0.05%). The Master Fund weathered March’s turbulent markets reasonably well. The program responded in line with stress-test expectations after the Japanese earthquake shock. Positions directly exposed to the natural disaster were limited in scope, and only contributed minor harm to the portfolio. Petroleum holdings saw the largest gains over the course of the month, followed closely by a positive performance in the currencies sector. As assets now exceed US$20 billion, concerns about system capacity have arisen. However internal research indicates that the current asset levels are not expected to materially impact performance.

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

For additional information, please refer to the 2012 Master Fund financial statements which are attached as Exhibit 99.1 and Series financial statements incorporated into Part II, Item 8.

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

The Series’ Management, Sponsor and operating fees and the Sales Commissions are a constant percentage of the Series’ net asset value for all other purposes. Trading costs allocated from the Master Fund (based on the Series pro rata investment in the Master Fund), which are not based on a percentage of the Series’ net assets, are based on the volume of trades executed and cleared on behalf of the Master Fund. Brokerage commissions are based on the actual number of contracts traded. The Performance Fees payable to the Trading Advisor are based on the new net trading profits, if any, generated by the Master Fund and allocated to the Series based on the Series pro rata investment in the Master Fund, excluding interest income and after reduction for brokerage commissions and certain other fees and expenses.

For the Series, there is generally no meaningful distinction between realized and unrealized profits. Most of the instruments traded on behalf of the Series by the Master Fund are highly liquid and can be closed out immediately.

Off-balance Sheet Arrangements

The Series has no applicable off-balance sheet arrangements of the type described in Items 3.03(a)(4) of Regulation S-K.

Contractual Obligations

The Series does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Series’ sole business is trading futures and forward currency contracts, both long (contracts to buy) and short

(contracts to sell) through its investment in the Master Fund. All such contracts are settled by offset, not delivery. The Master Fund’s Financial Statements filed as Exhibit 99.1 herewith present a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Master Fund’s open future and forward currency contracts, both long and short, at December 31, 2012 and 2011.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Not applicable; the Series is a smaller reporting company

Item 8: Financial Statements and Supplementary Data

Supplementary Data

Net Income by Quarter (unaudited)

Four Quarters through December 31, 2012

	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012	Total

Total Income (Loss)	$(454,527)	$(2,861,995)	$773,787	$415,781	$(2,126,954)
Total Expenses	(787,401)	(852,031)	(928,017)	(938,216)	(3,505,665)
Net Income (Loss)	$(1,241,928)	$(3,714,026)	$(154,230)	$(522,435)	$(5,632,619)

Net Income (Loss) per Unit[1]	$(17.99)	$(47.37)	$(1.78)	$(5.79)	$(70.11)

1 Based on average number of Units for the year.

Net Income by Quarter (unaudited)

Four Quarters through December 31, 2011

	First Quarter 2011	Second Quarter 2011	Third Quarter 2011	Fourth Quarter 2011	Total

Total Income (Loss)	$571,096	$(1,011,768)	$3,714,641	$325,736	$3,599,705
Total Expenses	(325,244)	(372,851)	(987,997)	(653,386)	(2,339,478)
Net Income (Loss)	$245,852	$(1,384,619)	$2,726,644	$(327,650)	$1,260,227

Net Income (Loss) per Unit[1]	$12.30	$(45.00)	$59.26	$(5.69)	$32.61

1 Based on average number of Units for the year.

As the Platform is classified as a Smaller Reporting Company, as defined by Rule 229.10(f)(1) of Regulation S-K, the supplementary financial information required by Item 302 of Regulation S-K is not applicable.

ALPHAMETRIX MANAGED FUTURES III LLC

(A Limited Liability Company)

Financial Statements as of December 31, 2012 and 2011

 and for Each of the Two Years Ended December 31, 2012

and 2011, and Report of

Independent Registered Public Accounting Firm

AFFIRMATION OF ALPHAMETRIX, LLC

In compliance with the Commodity Futures Trading Commission’s regulations, I hereby affirm that to the best of my knowledge and belief, the information contained in the statements of financial condition of AlphaMetrix Managed Futures III LLC as of December 31, 2012 and 2011, including the related statements of operations and changes in members’ capital for the years then ended, is accurate and complete.

/s/ Aleks Kins
Aleks Kins
President and Chief Executive Officer
AlphaMetrix, LLC
Sponsor of AlphaMetrix Managed Futures III LLC
29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of AlphaMetrix Managed Futures III LLC:

We have audited the accompanying statements of financial condition of AlphaMetrix Managed Futures III LLC, comprising of AlphaMetrix Managed Futures III LLC (WC Diversified Series), (a series of a Delaware Series Limited Liability Company) (collectively the “Platform”), as of December 31, 2012 and 2011, and the related statements of operations and changes in members’ capital for the years then ended. These financial statements are the responsibility of the Platform’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The platform is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Platform’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of the Platform at December 31, 2012 and 2011, and the results of its operations and the changes in its members’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE, LLP

Chicago, Illinois

April 11, 2013

ALPHAMETRIX MANAGED FUTURES III LLC

Statements of Financial Condition

	AlphaMetrix Managed Futures III LLC (WC Diversified Series) December 31, 2012	AlphaMetrix Managed Futures III LLC December 31, 2012	AlphaMetrix Managed Futures III LLC (WC Diversified Series) December 31, 2011	AlphaMetrix Managed Futures III LLC December 31, 2011
ASSETS
Investment in AlphaMetrix WC Diversified Fund - MT0041, at fair value	$30,769,148	$30,769,148	$22,107,621	$22,107,621
Receivable from AlphaMetrix WC Diversified Fund - MT0041	153,600	153,600	—	—
Cash at bank	64,990,938	64,990,938	55,372,644	55,372,644
Prepaid assets	110,883	110,883	178,731	178,731

Total Assets	$96,024,569	$96,024,569	$77,658,996	$77,658,996

LIABILITIES

SUBSCRIPTIONS RECEIVED IN ADVANCE	$753,000	$753,000	$8,257,000	$8,257,000

PAYABLES:
Accrued sponsor fee	13,344	13,344	8,523	8,523
Accrued management fee	60,158	60,158	43,828	43,828
Accrued sales commission	38,489	38,489	14,163	14,163
Accrued operating costs	9,582	9,582	8,210	8,210
Payable to AlphaMetrix WC Diversified Fund - MT0041	—	—	707,300	707,300
Redemptions payable	1,209,623	1,209,623	203,986	203,986

Total Liabilities	2,084,196	2,084,196	9,243,010	9,243,010

MEMBERS’ CAPITAL
B0 Members (55,603.78 and 35,445.16 units outstanding at December 31, 2012 and 2011, unlimited units authorized)	59,061,278	59,061,278	39,780,045	39,780,045
B2 Members (34,618.87 and 26,359.10 units outstanding at December 31, 2012 and 2011, unlimited units authorized)	34,869,023	34,869,023	28,625,081	28,625,081
Sponsor (10 units outstanding at December 31, 2012 and 2011, unlimited units authorized)	10,072	10,072	10,860	10,860
Total Members’ Capital	93,940,373	93,940,373	68,415,986	68,415,986

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$96,024,569	$96,024,569	$77,658,996	$77,658,996

See notes to financial statements.

ALPHAMETRIX MANAGED FUTURES III LLC

Statements of Operations

For the years ended December 31, 2012 and 2011

	AlphaMetrix Managed Futures III LLC (WC Diversified Series) 2012	AlphaMetrix Managed Futures III LLC 2012	AlphaMetrix Managed Futures III LLC (WC Diversified Series) 2011	AlphaMetrix Managed Futures III LLC 2011
NET INVESTMENT INCOME/(LOSS) ALLOCATED FROM ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Interest income	$7,567	$7,567	$49,145	$49,145
Interest expense	(5,581)	(5,581)	—	—
Trading costs	(86,705)	(86,705)	(41,142)	(41,142)
Bank fee	—	—	(4)	(4)
Cash manager and sponsor fees	—	—	(39,546)	(39,546)

Net investment income/(loss) allocated from AlphaMetrix WC Diversified Fund - MT0041	(84,719)	(84,719)	(31,547)	(31,547)

FUND NET INVESTMENT INCOME/(LOSS):
Placement fee	(325,534)	(325,534)	(318,148)	(318,148)
Operating expenses	(317,811)	(317,811)	(152,694)	(152,694)
Management fee	(1,986,850)	(1,986,850)	(1,007,121)	(1,007,121)
Performance fee	(327)	(327)	(518,353)	(518,353)
Sales commission	(342,630)	(342,630)	(72,389)	(72,389)
Sponsor fee	(440,227)	(440,227)	(190,081)	(190,081)

Net investment income/(loss)	(3,413,379)	(3,413,379)	(2,258,786)	(2,258,786)

Total net investment income/(loss)	(3,498,098)	(3,498,098)	(2,290,333)	(2,290,333)

NET REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Net realized gain/(loss)	(1,205,999)	(1,205,999)	3,444,090	3,444,090
Net increase/(decrease) in unrealized appreciation/(depreciation)	(928,522)	(928,522)	106,470	106,470

Total net realized and unrealized gain (loss) allocated from AlphaMetrix WC Diversified Fund - MT0041	(2,134,521)	(2,134,521)	3,550,560	3,550,560

Net increase/(decrease) in net assets resulting from operations	$(5,632,619)	$(5,632,619)	$1,260,227	$1,260,227

Weighted average number of WC Diversified Series units outstanding	80,343	80,343	38,641	38,641

Net income/(loss) per weighted average unit	$(70.11)	$(70.11)	$32.61	$32.61

See notes to financial statements.

ALPHAMETRIX MANAGED FUTURES III LLC

Statements of Changes in Members’ Capital

For the year ended December 31, 2012

For the year ended December 31, 2012	AlphaMetrix Managed Futures III LLC (WC Diversified Series)								AlphaMetrix Managed
	B-0 Members		B-2 Members		Sponsor (B-2)		Total		Futures III LLC
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2012	$39,780,045	35,445.16	$28,625,081	26,359.10	$10,860	10.00	$68,415,986	61,814.26	$68,415,986	61,814.26
Members’ subscriptions	26,320,815	23,832.79	13,226,228	12,580.00	—	—	39,547,043	36,412.79	39,547,043	36,412.79
Members’ redemptions	(3,958,103)	(3,674.17)	(4,431,934)	(4,320.23)	—	—	(8,390,037)	(7,994.40)	(8,390,037)	(7,994.40)
Net investment loss	(1,761,201)		(1,736,354)		(543)	—	(3,498,098)	—	(3,498,098)	—
Total net realized and unrealized gain/(loss) allocated from AlphaMetrix WC Diversified Fund - MT0041	(1,320,278)	—	(813,998)	—	(245)	—	(2,134,521)	—	(2,134,521)	—
Members’ capital at December 31, 2012	$59,061,278	55,603.78	$34,869,023	34,618.87	$10,072	10.00	$93,940,373	90,232.65	$93,940,373	90,232.65

Net asset value per unit at January 1, 2012	$1,122.299		$1,085.966		$1,085.966
Change in net asset value per unit	(60.118)		(78.740)		(78.740)
Net asset value per unit at December 31, 2012	$1,062.181		$1,007.226		$1,007.226

ALPHAMETRIX MANAGED FUTURES III LLC

Statements of Changes in Members’ Capital

For the year ended December 31, 2011

For the year ended December 31, 2011	AlphaMetrix Managed Futures III LLC (WC Diversified Series)								AlphaMetrix Managed
	B-0 Members		B-2 Members		Sponsor (B-2)		Total		Futures III LLC
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2011	$7,562,143	7,030.08	$8,628,060	8,120.00	$10,626	10.00	$16,200,829	15,160.08	$16,200,829	15,160.08
Members’ subscriptions	32,040,734	29,101.52	20,042,738	18,576.12	—	—	52,083,472	47,677.64	52,083,472	47,677.64
Members’ redemptions	(761,952)	(686.44)	(366,590)	(337.02)	—	—	(1,128,542)	(1,023.46)	(1,128,542)	(1,023.46)
Net investment loss	(1,062,758)	—	(1,226,923)	—	(652)	—	(2,290,333)	—	(2,290,333)	—
Total net realized and unrealized gain/(loss) allocated from AlphaMetrix WC Diversified Fund - MT0041	2,001,878	—	1,547,796	—	886	—	3,550,560	—	3,550,560	—
Members’ capital at December 31, 2011	$39,780,045	35,445.16	$28,625,081	26,359.10	$10,860	10.00	$68,415,986	61,814.26	$68,415,986	61,814.26

Net asset value per unit at January 1, 2011	$1,075.684		$1,062.568		$1,062.568
Change in net asset value per unit	46.615		23.398		23.398
Net asset value per unit at December 31, 2011	$1,122.299		$1,085.966		$1,085.966

See notes to financial statements.

ALPHAMETRIX MANAGED FUTURES III LLC

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(1) Organization

AlphaMetrix Managed Futures III LLC (the “Platform”) is sponsored by AlphaMetrix, LLC (the “Sponsor” or “AlphaMetrix”). The Platform was formed on September 10, 2009 as a Delaware series limited liability company pursuant to the Delaware Limited Liability Company Act. AlphaMetrix Managed Futures III LLC (AlphaMetrix WC Diversified Series) (the “Series” or “WC Diversified Series”) is currently the only “segregated series” of the Platform. Since the Series is the Platform’s only segregated series, references to the Series also include the Platform unless otherwise noted. The Series invests a portion of its assets in AlphaMetrix WC Diversified Fund – MT0041 (the “Master Fund”) which is advised by Winton Capital Management Ltd. (the “Trading Advisor”). The Master Fund is systematically trading over numerous futures markets including grains, metals, softs, energies, meats, and financials. Trend-following in nature, the Trading Advisor’s system uses technical analysis to identify market trends. The strategy consists of a multiple of systems – four long-term models and one short-term model. NewEdge USA, LLC and J.P. Morgan Futures Inc. are the Master Fund’s futures clearing brokers (the “Clearing Broker”) and NewEdge Alternative Strategies Inc. is the foreign exchange clearing broker of the Master Fund, although the Master Fund may execute foreign exchange trades through another foreign exchange clearing broker at any time. The Sponsor, over time, intends to offer investors a selection of different trading advisors, each managing a different segregated series of the Platform. There can be no assurance, however, that any series other than the Series will be offered or that the Series will continue to be offered. The Series was organized on September 11, 2009. The Series issued units and commenced trading on January 1, 2010. The Series filed a Form 10, under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (“SEC”) to register the units of limited liability company interest (“Units”), and such registration became effective March 1, 2010.

The Series issues two sub-series (each a “Sub-Series), B-0 and B-2. These sub-series are subject to different fees as described in the Confidential Disclosure Document (the “Disclosure Document”). The financial statements presented herein include the combined results of both Sub-Series. On January 1, 2010, the Series issued 10.00 Units of the B-2 sub-series to the Sponsor for $10,000. The Sponsor serves as the Series’ tax matters partner. All capitalized terms used herein are defined in the Disclosure Document.

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

Investment

The Series invests in the Master Fund. The Series’ investment in the Master Fund is carried at fair value and represents the Series’ pro rata interest in the net assets of the Master Fund as of the close of business on the relevant valuation date. At December 31, 2012 and 2011, the Series’ investment in the Master Fund was $30,769,148 and $22,107,621, approximately 30.64% and 20.84% of the Master Fund’s net assets. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies, the Series and the Master Fund are not consolidated. The Master Fund’s assets are carried at fair value. At each valuation date, the Master Fund’s income, expenses, net realized gain/(loss) and net increase /(decrease) in unrealized appreciation/(depreciation) are allocated to the Series based on the Series’ pro rata interest in the net assets of the Master Fund, and recorded in the Series’ Statements of Operations. The Master Fund provides the Series with daily estimated net asset valuations. The financial statements of the Master Fund are attached to this report and should be read in conjunction with the Series’ financial statements.

Basis of Presentation

Pursuant to rules and regulations of the SEC, financial statements are presented for the Platform as a whole and for the WC Diversified Series. The accompanying financial statements and notes thereto include financial statements and footnote totals for the Platform as a whole. For the avoidance of doubt, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular segregated series shall be enforceable only against the assets of such series and not against the assets of the Platform generally or any other segregated series. Accordingly, the assets of one segregated series of the Platform include only those funds and other assets that are paid to, held by or distributed to the Platform on account of and for the benefit of that segregated series, including, without limitation, funds delivered to the Platform for the purchase of Units in that segregated series. As of December 31, 2012 and 2011, the WC Diversified Series exists as the only segregated series on the Platform.

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

Cash

Cash is maintained in the custody of commercial banks and includes cash received related to subscriptions received in advance. The Master Fund traded on a leverage basis of approximately: (a) two to one from January 1, 2010 through January 18, 2010; (b) two and a half to one from January 19, 2010 through October 31, 2011; (c) three to one from November 1, 2011 through December 31, 2012. In order to maintain the Series’ overall portfolio at a leverage of approximately one, the Series’ capital not needed at the Master Fund to maintain a leverage of one will be held in the cash account maintained by the Series as opposed to being invested into the Master Fund. The Sponsor will rebalance the amounts held as it deems necessary to keep the Series’ capital leverage factor at approximately one.

Prepaid assets

Prepaid assets represent insurance contracts that are maintained by the Series as well as the ongoing sales commissions (the “Sales Commission”, “Initial Sales Commission” or “Placement Fee”). Insurance premiums paid are capitalized and expensed over the term of the contract. Refer to below section “Sales Commission”.

Subscriptions received in advance

Subscriptions received in advance are subscriptions received for the purchase of units effective subsequent to year end.

Redemptions payable

Redemptions payable are share redemptions effective December 31, 2012 and 2011 but paid subsequent to year - end.

Fair Value of Investments

FASB ASC 820, Fair Value Measurement (“ASC 820”) defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in an active market. Under ASC 820, fair value measurements are disclosed by level within that hierarchy, as follows:

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

The Series invests a portion of its assets in the Master Fund. The classification of the Master Fund’s investments in accordance with ASC 820 is discussed in the notes to the attached financial statements of the Master Fund.

Derivative Instruments

FASB ASC 815, Derivatives and Hedging (“ASC 815”) requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The Series invests substantially all of its assets in the Master Fund which engages in the speculative trading of approximately 120 instruments including international futures, options on futures contracts and forward currency contracts (collectively, “Derivatives”). The Master Fund may also trade cash equities and contracts for difference (“CFDs”). The disclosures required by ASC 815 for the Master Fund are discussed in the notes to the attached financial statements of the Master Fund. The Series does not directly trade derivatives.

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The update creates new disclosure requirements requiring entities to disclose both gross and net information for recognized derivative instruments and financial instruments that are either offset in the Statement of Financial Condition or subject to an enforceable master netting arrangement or similar agreement. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Sponsor is currently evaluating the impact of the ASU’s adoption on the Master Fund’s financial statement disclosures.

Interest Income/Expense

Interest income and expense is recognized on an accrual basis. Interest income or expense may include (1) the allocation from the Master Fund of the Master Fund’s interest income/expense from its broker or (2) interest income from the Series’ bank account.

Sales Commissions

Each Member or Member-related account may be subject to an ongoing sales commission.

B-2 Units are subject to an ongoing Sales Commission equal to 2% per annum of the month-end net asset value, including interest income, of the outstanding B-2 Units after deducting the Management Fee (as discussed in Note 4) and accrued Performance Fee (as discussed in Note 4), if any, but before deducting the Sales Commission and Sponsor Fee (as discussed in Note 3) for such month. Each month that B-2 Units are sold, a Sales Commission equal to 2% of the aggregate subscriptions for B-2 Units is paid by the Sub-Series to the selling agent (the “Initial Sales Commission” or “Placement Fee”). The amount of the Initial Sales Commission will then be amortized against the Net Asset Value of the B-2 Units equally each month over the first 12 months. Thereafter, a Sales Commission equal to 0.17% of the Net Asset Value (equivalent to an annual rate of approximately 2.0%) of the B-2 Units sold on the relevant subscription date that remain outstanding is charged each month and is paid to the selling agents.

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

Income Taxes

The Platform follows the provisions of FASB ASC Topic 740, Income Taxes (“ASC 740”), related to accounting for uncertainty in income taxes. ASC 740 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. ASC 740 requires the evaluation of tax positions taken in the course of preparing the tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. As of December 31, 2012 and 2011, no liability was recognized in connection with ASC 740. The Platform is subject to income tax examinations by tax authorities for all tax years since its respective inception date.

As the Series is a partnership for tax purposes, the Series’ Members are individually responsible for reporting income or loss based on such Member’s share of the Series’ income and expenses as reported for income tax purposes.

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

Completed Subscription Agreements relative to each Series must be received by the appropriate selling agent no later than seven calendar days prior to the first day of any month in which a Member intends to invest. Members are initially issued units at $1,000 per unit as of the date of the commencement of operations and at the current Net Asset Value (“NAV”) for all dates thereafter.

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

Redemption Fee

If a Member redeems his or her investment in the B-2 Units before the end of the sixth calendar month following such Member’s initial investment in the B-2 Units (the “Initial Investment”), such Redemption will be subject to a Redemption Fee (the “Redemption Fee”) equal to 2% of such Member’s Initial Investment. If a Member Redeems his or her investment in the B-2 Units following the sixth month-end after the date of his or her Initial Investment but prior to the twelfth month-end after the date of such Member’s Initial Investment, such Redemption will be subject to a Redemption Fee equal to 1% of such Member’s Initial Investment in the B-2 Units. The Redemption Fee will be pro-rated for partial redemptions prior to the twelfth month-end following such Member’s Initial Investment, i.e. if the Member withdraws 50% of his or her current investment in the B-2 Units, 50% of the Redemption Fee will be due upon Redemption. In no case will the sum of all Redemption Fees paid by a Member be greater than the Initial Sales Commission paid by such Member. Redemption fees amounted to $4,390 and $2,075 for the years ended December 31, 2012 and 2011, respectively.

Indemnifications

In the normal course of business, the Series enters into contracts and agreements that contain a variety of representations and warranties and which would provide general indemnifications. The maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Series that have not yet occurred. However, the Series expects the risk of any future obligation under these indemnifications to be remote.

(3) Related Party Transactions

At December 31, 2011, a substantial amount of the Master Fund’s assets were held within the Offshore Platform Cash Account (“OPCA”), a related party. For a discussion on the OPCA, refer to Note 5 in the attached Master Fund’s financial statements. At December 31, 2012, the Master Fund held no investment in the OPCA.

The Sponsor will receive a flat-rate monthly sponsor fee (the “Sponsor Fee”) of 0.042 of 1% (a 0.50% annual rate) of the Series’ Net Asset Value after deducting the Management Fee and accrued Performance Fee, if any, from the Series’ month-end net asset value for all other purposes, including interest income, of a Member’s investment in the Series for such month. The Sponsor reserves the right to waive or reduce the fee in its sole discretion. The Series incurred Sponsor’s fees of $440,227 and $190,081 for the years ended December 31, 2012 and 2011, of which $13,344 and $8,523 is owed to the Sponsor at December 31, 2012 and 2011, respectively.

The Sponsor will receive a monthly service provider fee (the “Service Provider Fee”) equal to 0.025% of 1% (equivalent to an annual rate of approximately 0.30%) of the Net Asset Value of the Series and is reflected on the statements of operations as operating expenses. Operating costs paid for by the Sponsor out of the Service Provider Fee generally include: certain ongoing offering expenses; administrative, transfer, exchange and redemption processing costs; legal, regulatory, reporting, filing, tax, audit, escrow and accounting; the fees of the Master Fund’s directors; and any other operating or administrative expenses related to accounting, research, due diligence or reporting. The Service Provider Fee is charged at the Series level.

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

WC Diversified Series Net Asset Values

The quarterly net asset value and net asset value per Unit since commencement of operations are as follows:

B-0 Sub-series

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				$1,000.000	$1,000.000
March 31, 2010	$204,747	$170,129	201.42	1,016.543	844.668
June 30, 2010	1,552,311	1,498,597	1,514.35	1,025.067	989.597
September 30, 2010	3,449,930	3,399,202	3,299.18	1,045.693	1,030.317
December 31, 2010	7,609,887	7,562,143	7,030.08	1,082.475	1,075.684
March 31, 2011	14,437,218	14,392,458	13,168.12	1,096.377	1,092.977
June 30, 2011	21,259,372	21,217,596	19,929.06	1,066.753	1,064.656
September 30, 2011	33,859,556	33,820,763	29,987.57	1,129.120	1,127.826
December 31, 2011	39,815,854	39,780,045	35,445.16	1,123.309	1,122.299
March 31, 2012	50,681,169	50,648,343	45,726.34	1,108.358	1,107.640
June 30, 2012	54,723,265	54,693,424	51,399.89	1,064.657	1,064.077
September 30, 2012	57,230,448	57,203,593	53,663.40	1,066.471	1,065.970
December 31, 2012	59,085,151	59,061,278	55,603.78	1,062.610	1,062.181

Total return after performance fee, from the commencement of operations through the year ended December 31, 2012				6.26%	6.22%

B-2 Sub-series

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				$1,000.000	$1,000.000
March 31, 2010	$711,568	$676,948	702.56	1,012.822	963.546
June 30, 2010	3,545,196	3,491,483	3,473.46	1,020.653	1,005.189
September 30, 2010	4,167,206	4,116,477	4,017.54	1,037.254	1,024.627
December 31, 2010	8,686,430	8,638,686	8,130.00	1,068.441	1,062.568
March 31, 2011	11,718,602	11,673,842	10,882.20	1,076.859	1,072.746
June 30, 2011	18,552,025	18,510,249	17,801.65	1,042.152	1,039.805
September 30, 2011	25,506,034	25,467,241	23,220.46	1,098.429	1,096.758
December 31, 2011	28,671,748	28,635,941	26,369.10	1,087.324	1,085.966
March 31, 2012	30,271,135	30,238,312	28,356.74	1,067.511	1,066.354
June 30, 2012	31,902,551	31,872,713	31,268.81	1,020.267	1,019.313
September 30, 2012	35,467,117	35,440,260	34,881.13	1,016.800	1,016.030
December 31, 2012	34,902,966	34,879,095	34,628.87	1,007.915	1,007.226

Total return after performance fee, from the commencement of operations through the year ended December 31, 2012				0.79%	0.72%

*Commencement of operations of the Series was January 1, 2010.

(4) Management and Performance Fees

The Series is subject to a monthly management fee at the rate of 0.1875% (a 2.25% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 3) calculated before reduction for any Management Fees, Performance Fees, Service Provider Fees, Sponsor Fees, Sales Commission or extraordinary fees accrued (including performance fees accrued in a prior month) as of such month-end and before giving effect to any capital subscriptions made as of the beginning of the month immediately following such month-end and before any redemptions accrued during or as of such month-end, but after all expenses as of such month-end. The Series incurred management fees of $1,986,850 and $1,007,121 for the years ended December 31, 2012 and 2011, of which $60,158 and $43,828 is payable at December 31, 2012 and 2011, respectively.

The Series is subject to a quarterly Performance Fee equal to 20% which is paid at the Series level but is calculated based on the Series’ share of the Master Fund’s new Net Trading Profits as defined by the excess, if any, of the cumulative level of Net Trading Profits attributable to the Series at the end of such quarter over the highest level of cumulative Net Trading Profits as of the end of any preceding quarter (the “High Water Mark”). The Series incurred Performance Fees of $327 and $518,353 for the years ended December 31, 2012 and 2011, of which $0 was payable at December 31, 2012 and 2011.

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

(5) Financial Instruments with Off-balance sheet and Concentration of Credit Risk

The Series, via its investment in the Master Fund engages in the speculative trading of derivatives. The Series does not have any direct commitments to buy or sell financial instruments, including derivatives. The Series has indirect commitments that arise through positions held by the Master Fund in which the Series invests. However, as an investor in a Master Fund, the Series’ risk at December 31, 2012 and 2011 is limited to the fair value of its investment in the Master Fund.

(6) NAV Verification Agent

Beginning in November 2011, Custom House Fund Services (Chicago) LLC (“Custom House”), was retained by the Platform to serve as a NAV Verification Agent and perform certain net asset value verification procedures for the Master Fund and the Series pursuant to a NAV Verification Agreement (the “Custom House Agreement”), entered into by Custom House, the Sponsor, the Platform and the Administrator.

(7) Administration

AlphaMetrix360, LLC (“AlphaMetrix360”), a related party to the Sponsor, serves as Administrator (the “Administrator”) for the Platform. The Administrator is responsible for certain clerical and administrative functions of the Platform, including acting as registrar and transfer agent, calculation of NAV based on valuations provided by the Trading Advisors and the Sponsor (although the Sponsor is ultimately responsible for determining the NAV of each Fund).

(8) Financial Highlights

The following financial highlights in the table below show the Series’ financial performance for the years ended December 31, 2012 and 2011 for B-0 and B-2 Sub-Series units. All performance returns noted are calculated based on the net asset value per Unit for financial reporting, with estimated organizational costs incurred prior to issuance of Units being expensed at the commencement of the operations of the Series.

Total return is calculated as the change in a theoretical Member’s investment over the entire year - a percentage change in the Member’s capital value for the year. The information has been derived from information presented in the financial statements.

Regarding the information shown in the table below:

•	Per unit operating performance is computed based upon the weighted-average net units for the years ended December 31, 2012 and 2011. Total return is calculated as the change in the net asset value per unit for the years ended December 31, 2012 and 2011.

•	The net investment loss and total expense ratios are computed based upon the weighted average net assets for the years ended December 31, 2012 and 2011. Weighted average net assets include the performance fee and are computed using month-end net assets. Net investment loss and expenses include the Series’ proportionate share of the Master Fund’s investment income (loss) and expenses, respectively.

An individual Member’s total return and ratios may vary from those below based on the timing of capital transactions.

	AlphaMetrix Managed Futures III LLC (WC Diversified Series)
	Year Ended December 31, 2012	Year Ended December 31, 2012
	B-0 Sub-Series	B-2 Sub-Series
Members’ capital per unit at January 1, 2012	$1,122.30	$1,085.97

Per unit data (for a unit outstanding throughout the year):
Net investment loss	(35.67)	(54.99)
Net realized and unrealized loss allocated from AlphaMetrix WC Diversified Fund - MT0041	(24.45)	(23.75)
Total from investment operations	(60.12)	(78.74)

Members’ capital per Unit at December 31, 2012	$1,062.18	$1,007.23

Total return:
Total return before performance fee	(5.36%)	(7.25%)
Performance fee	0.00%	0.00%
Total return after performance fee	(5.36%)	(7.25%)

Ratios to average members’ capital
Net investment loss	(3.29%)	(5.28%)

Expenses:
Expenses	3.29%	5.29%
Performance fee	0.00%	0.00%
Total expenses	3.29%	5.29%

	AlphaMetrix Managed Futures III LLC (WC Diversified Series)
	Year Ended December 31, 2011	Year Ended December 31, 2011
	B-0 Sub-Series	B-2 Sub-Series
Members’ capital per unit at January 1, 2011	$1,075.68	$1,062.57

Per unit data (for a unit outstanding throughout the year):
Net investment loss	(50.06)	(70.21)
Net realized and unrealized gain allocated from AlphaMetrix WC Diversified Fund - MT0041	96.68	93.61
Total from investment operations	46.62	23.40

Members’ capital per Unit at December 31, 2011	$1,122.30	$1,085.97

Total return:
Total return before performance fee	5.61%	3.42%
Performance fee	(1.28%)	(1.22%)
Total return after performance fee	4.33%	2.20%

Ratios to average members’ capital
Net investment loss	(4.52%)	(6.52%)

Expenses:
Expenses	3.39%	5.43%
Performance fee	1.25%	1.20%
Total expenses	4.64%	6.63%

(9) Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the financial statements through the date the financial statements were issued. The Sponsor has determined that there are no material events that would require recognition or disclosure in the financial statements.

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T): Controls and Procedures

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

The principal executive and financial officers of the Sponsor assessed the effectiveness of its internal control over financial reporting with respect to the Master Fund and the Series as of December 31, 2012. In making this assessment, the principal executive and financial officers used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, they have concluded that, as of December 31, 2012, the Sponsor’s internal control over financial reporting with respect to the Series is effective based on those criteria.

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

Victoria L. Adams. Ms. Adams joined AlphaMetrix in December 2010 and is AlphaMetrix Chief Compliance Officer and Chief of Staff. In those capacities, she reports directly to AlphaMetrix Chief Operating Officer. Ms. Adams has been an NFA-approved principal of AlphaMetrix from November 21, 2011 to the present. As Chief Compliance Officer, she is responsible for overseeing and managing compliance within AlphaMetrix, ensuring that AlphaMetrix and its employees comply with applicable regulatory requirements and AlphaMetrix internal policies. She is also responsible for establishing standards and procedures that are effective in detecting, preventing, and correcting noncompliance with applicable rules and regulations and the company’s policies. As Chief of Staff, Ms. Adams is also responsible for staffing and other human resources related functions as well as the management of special projects. Before joining AlphaMetrix, from December 2006 to December 2010, Ms. Adams was the Vice President of Human Resources and Director of Organizational Development for Spectrum Global Fund Administration, a fund administrator. In this capacity, Ms. Adams was responsible for all human resources related duties, including recruiting, retention, performance management, compensation, employee relations, disciplinary and corrective measures, employee training, as well as the development of all human resources policies and procedures. Additionally, she was responsible for developing and circulating all corporate communications, as well as benefits administration, commercial insurance renewals and real estate management for all office locations of the company. Ms. Adams is a graduate of DePaul University, Chicago, having earned a Bachelor of Arts degree in Business in 2002. She also earned a Master’s Degree in Business Law from Loyola University Chicago School of Law in 2008.

Franz Gildemeister. Mr. Gildemeister joined AlphaMetrix in July 2010, was approved as a Principal on June 22, 2011, and is currently its Chief Fund Accountant and Controller. In such capacity, Mr. Gildemeister oversees the accounting for AlphaMetrix’s fund structures, including the semimonthly net asset values for the funds, audited annual financial statements, any required financial filings with the SEC, and K-1s for all U.S. clients. From July 2010 to June 24, 2011 Mr. Gildemeister held the position of Director of Fund Accounting and, in such capacity he acted as liaison between AlphaMetrix and their fund administrator to ensure the timely and accurate calculation of the semi-monthly nets asset values for the funds. Prior to joining AlphaMetrix, Mr. Gildemeister was the Controller for Sky Road LLC, a front-office solutions provider for hedge funds from November 2008 through June 2010. His primary responsibilities were maintaining the books and records for the company and assisting in the preparation of the company’s foreign and domestic tax filings. From August 2006 through October 2008, Mr. Gildemeister was the Director of Accounting for VARA Capital Management, LLC, a hedge fund manager, employing a global macro strategy. His primary responsibilities were to prepare the monthly and year-end financial statements under U.S. GAAP for the hedge funds managed by the company. Prior to joining VARA Capital Management, LLC, Mr. Gildemeister was a Senior Client Relationship Manager at Spectrum Global Fund Administration from July 2003 through August 2006. He managed the day to day back office operations for hedge fund clients employing a variety of strategies including, fixed income arbitrage, distressed debt, global macro and emerging markets. Mr. Gildemeister received a B.S. degree in Accounting from Hartwick College, Oneonta, New York in 1997 and is a registered CPA in the state of Vermont.

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

As of December 31, 2012, the Trading Advisor and the executive officers and the principals of the Sponsor did not own directly or indirectly any Units. As of December 31, 2012, the Sponsor owned directly 10.00 Units, which constituted 0.07% of the total Units outstanding, and did not own any Units indirectly.

(c)	Changes in Control

None.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13: Certain Relationships and Related Transactions, and Director Independence

(a)	Transactions With Related Persons

See Item 11 “Executive Compensation,” Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and “Item 1(c) “Narrative Description of Business.”  As of December 31, 2012 and 2011, the Series had incurred the following: Sponsor fees of $440,227 and $190,081 to the Sponsor;

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

Aggregate fees billed for professional services rendered by Deloitte & Touche, LLP (“D&T”) in connection with the audit of the Series’ financial statements and reviews of financial statements included in the Series’ Form 10-Q or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements as of and for the years ended December 31, 2012 and 2011 were $166,200 and $161,100.

(2)	Audit-Related Fees

There were no fees for audit related services rendered by D&T for the years ended December 31, 2012 and 2011 related to the Series.

(3)	Tax Fees

Aggregate fees billed for professional services rendered by Arthur F. Bell, Jr & Associates, L.L.C. in connection with tax compliance, tax advice and tax planning for the years ended December 31, 2012 and 2011 were approximately $10,367 and $6,176. This fee is not passed through to the Series, but rather, is included within the Service Provider Fee.

(4)	All Other Fees

No fees were incurred by D&T, or any member firms of D&T and their respective affiliates, during the years ended December 31, 2012 and 2011 for any other professional services in relation to the Series.

(5)	Pre-Approval Policies

The Sponsor’s principal executive and financial officers review the estimated audit and tax fees prior to engaging an auditor or tax services for the Series.

PART IV

Item 15: Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements

See Financial Statements for the Master Fund filed herewith as Exhibit 99.1 and Financial Statements for the Series incorporated into Part II, Item 8.

Affirmation of AlphaMetrix, LLC

Report of Independent Registered Public Accounting Firm

Statements of Financial Condition

Statements of Operations

Statements of Changes in Members’ Capital

Condensed Schedules of Investments (Master Fund Financial Statements only)

Notes to Financial Statements

(a)(2)	Financial Statement Schedules

Financial statement schedules not included in this Form 10-K have been omitted because they are not required or are not applicable or because equivalent information has been included in the Financial Statements filed herewith as Exhibit 99.1 and incorporated into Part II, Item 8.

(a)(3)	Exhibits Required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Exhibit Number	Description of Document

1.1*	Selling Agreement.

3.1*	Certificate of Formation of AlphaMetrix Managed Futures III LLC.

4.1*	Limited Liability Company Operating Agreement of AlphaMetrix Managed Futures III LLC.

4.2*	Separate Series Agreement for the Series.

10.1*	Trading Management Agreement.

10.2*	Assignment of Trading Management Agreement

10.3*	Amendment of Trading Management Agreement

10.4*	Administrative Services Agreement

Exhibit Number	Description of Document

21.1*	List of Subsidiaries.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Statements of Master Fund for the years ended December 31, 2012 and 2011

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of April, 2013.

Dated: April 11, 2013

ALPHAMETRIX MANAGED FUTURES III LLC

By: AlphaMetrix, LLC

Sponsor

By: /s/ Aleks Kins

Name: Aleks Kins

Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Sponsor of the registrant in the capacities and on the date indicated.

Signature	Title with Managing Owner	Date

/s/ George Brown	Chief Financial Officer	April 11, 2013
George Brown

/s/ David Young	Chief Operations Officer	April 11, 2013
David Young

AlphaMetrix, LLC

Sponsor of Registrant

April 11, 2013

