Form 10-Q
period 2013-03-31
AlphaMetrix Managed Futures III LLC
filed 2013-05-15
CIK 1473675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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
Yes ☐ No ☒

ii

ALPHAMETRIX FUTURES III LLC

QUARTERLY REPORT FOR PERIOD ENDED MARCH 31, 2013 ON FORM 10-Q

iii

PART I – FINANCIAL INFORMATION
Item 1: Financial Statements
ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)
Condensed Statements of Financial Condition

	WC Diversified Series March 31, 2013 (Unaudited)	AlphaMetrix Managed Futures III LLC March 31, 2013 (Unaudited)	WC Diversified Series December 31, 2012	AlphaMetrix Managed Futures III LLC December 31, 2012

Assets
Investment in AlphaMetrix WC Diversified Fund - MT0041, at fair value:	$23,191,733	$23,191,733	$30,769,148	$30,769,148
Receivable from AlphaMetrix WC Diversified Fund - MT0041	—	—	153,600	153,600
Cash at bank	76,751,118	76,751,118	64,990,938	64,990,938
Prepaid assets	76,627	76,627	110,883	110,883

Total Assets	$100,019,478	$100,019,478	$96,024,569	$96,024,569

Liabilities
Accrued sponsor’s fee	$7,958	$7,958	$13,344	$13,344
Accrued management fees	35,876	35,876	60,158	60,158
Accrued sales commissions	42,130	42,130	38,489	38,489
Accrued operating costs and administrative fees	6,265	6,265	9,582	9,582
Redemptions payable	463,185	463,185	1,209,623	1,209,623
Subscriptions received in advance	3,706,600	3,706,600	753,000	753,000

Total Liabilities	4,262,014	4,262,014	2,084,196	2,084,196

Members’ Capital
B0 Members (53,918.20 and 55,603.78 units outstanding at March 31, 2013, and December 31, 2012, respectively, unlimited units authorized)	59,360,021	59,360,021	59,061,278	59,061,278
B2 Members (35,026.61 and 34,618.87 units outstanding at March 31, 2013, and December 31, 2012, respectively, unlimited units authorized)	36,387,055	36,387,055	34,869,023	34,869,023
Sponsor (10 units outstanding at March 31, 2013, and December 31, 2012, respectively, unlimited units authorized)	10,388	10,388	10,072	10,072

Total Members’ Capital	95,757,464	95,757,464	93,940,373	93,940,373

Total Liabilities and Members’ Capital	$100,019,478	$100,019,478	$96,024,569	$96,024,569

NAV per Share
B0	$1,100.927	$1,100.927	$1,062.181	$1,062.181
B2	1,038.840	1,038.840	1,007.226	1,007.226
Sponsor	1,038.840	1,038.840	1,007.226	1,007.226

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

	ALPHAMETRIX MANAGED FUTURES III LLC (A Delaware Series Limited Liability Company) Condensed Statements of Operations For the three months ended March 31, 2013 and 2012 (Unaudited)
	2013		2012

	WC Diversified Series January 1, 2013 - March 31, 2013	AlphaMetrix Managed Futures January 1, 2013 - March 31, 2013	WC Diversified Series January 1, 2012 - March 31, 2012	AlphaMetrix Managed Futures III LLC January 1, 2012 - March 31, 2012
NET INVESTMENT INCOME/(LOSS) ALLOCATED FROM ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Interest income	$1,811	$1,811	$1,619	$1,619
Interest expense	(722)	(722)	(704)	(704)
Trading costs	(25,581)	(25,581)	(18,535)	(18,535)
Cash manager and sponsor fees	—	—	(545)	(545)

Net investment income/(loss) allocated from
AlphaMetrix WC Diversified Fund - MT0041:	(24,492)	(24,492)	(18,165)	(18,165)

FUND NET INVESTMENT INCOME/(LOSS):
Sponsor fee	(120,342)	(120,342)	(98,554)	(98,554)
Operating costs	(87,730)	(87,730)	(71,113)	(71,113)
Management fee	(542,556)	(542,556)	(446,434)	(446,434)
Performance fee	—	—	(327)	(327)
Placement fees	(58,785)	(58,785)	(99,621)	(99,621)
Sales commissions	(120,828)	(120,828)	(51,568)	(51,568)

Fund net investment income/(loss)	(930,241)	(930,241)	(767,617)	(767,617)

TOTAL NET INVESTMENT INCOME/(LOSS)	(954,733)	(954,733)	(785,782)	(785,782)

REALIZED AND UNREALIZED GAIN/(LOSS) ALLOCATED FROM ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Net realized gain/(loss)	4,624,988	4,624,988	1,255,117	1,255,117
Net increase/(decrease) in unrealized appreciation/(depreciation)	(426,210)	(426,210)	(1,711,263)	(1,711,263)

Total realized and unrealized gain/(loss) allocated from AlphaMetrix WC Diversified Fund - MT0041:	4,198,778	4,198,778	(456,146)	(456,146)

Net increase/(decrease) in net assets resulting from operations	$3,244,045	$3,244,045	$(1,241,928)	$(1,241,928)

Net increase/(decrease) in net assets resulting from operations per unit:
Weighted average number of units outstanding	89,320	89,320	69,028	69,028

Net income (loss) per weighted average unit	$36.32	$36.32	$(17.99)	$(17.99)

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

	ALPHAMETRIX MANAGED FUTURES III LLC (A Delaware Series Limited Liability Company) Condensed Statements of Changes in Members’ Capital For the three months ended March 31, 2013 and 2012 (Unaudited)

	WC Diversified Series B-0 Members		WC Diversified Series B-2 Members		WC Diversified Series Sponsor (B-2)		WC Diversified Series Total		AlphaMetrix Managed Futures III LLC

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members’ capital at January 1, 2013	$59,061,278	55,603.78	$34,869,023	34,618.87	$10,072	10.00	$93,940,373	90,232.65	$93,940,373	90,232.65
Member subscriptions	1,280,000	1,188.14	1,271,460	1,249.32	—	—	2,551,460	2,437.46	2,551,460	2,437.46
Member redemptions	(3,116,534)	(2,873.72)	(861,880)	(841.58)	—	—	(3,978,414)	(3,715.30)	(3,978,414)	(3,715.30)
Net investment income/(loss)	(483,498)	—	(471,100)	—	(135)	—	(954,733)	—	(954,733)	—
Total realized and unrealized gain/(loss) allocated from AlphaMetrix WC Diversified Fund - MT0041	2,618,775	—	1,579,552	—	451	—	4,198,778	—	4,198,778	—

Members’ capital at March 31, 2013	$59,360,021	53,918.20	$36,387,055	35,026.61	$10,388	10.00	$95,757,464	88,954.81	$95,757,464	88,954.81

Net asset value per unit at January 1, 2013	$1,062.181		$1,007.226		$1,007.226
Change in net asset value per unit	38.746		31.614		31.614

Net asset value per unit at March 31, 2013	$1,100.927		$1,038.840		$1,038.840

	WC Diversified Series B-0 Members		WC Diversified Series B-2 Members		WC Diversified Series Sponsor (B-2)		WC Diversified Series Total		AlphaMetrix Managed Futures III LLC

	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Members’ capital at January 1, 2012	$39,780,045	35,445.16	$28,625,081	26,359.10	$10,860	10.00	$68,415,986	61,814.26	$68,415,986	61,814.26
Member subscriptions	12,003,313	10,695.08	2,909,700	2,677.09	—	—	14,913,013	13,372.17	14,913,013	13,372.17
Member redemptions	(460,565)	(413.90)	(739,851)	(689.45)	—	—	(1,200,416)	(1,103.35)	(1,200,416)	(1,103.35)
Net investment income/(loss)	(390,727)	—	(394,914)	—	(141)	—	(785,782)	—	(785,782)	—
Total realized and unrealized gain/(loss) allocated from AlphaMetrix WC Diversified Fund - MT0041	(283,723)	—	(172,366)	—	(57)	—	(456,146)	—	(456,146)	—

Members’ capital at March 31, 2012	$50,648,343	45,726.34	$30,227,650	28,346.74	$10,662	10.00	$80,886,655	74,083.08	$80,886,655	74,083.08

Net asset value per unit at January 1, 2012	$1,122.299		$1,085.966		$1,085.966
Change in net asset value per unit	(14.659)		(19.612)		(19.612)

Net asset value per unit at March 31, 2012	$1,107.640		$1,066.354		$1,066.354

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC (A Delaware Series Limited Liability Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012 AND FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

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

The accompanying unaudited financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the Series’ financial condition at March 31, 2013 (unaudited) and December 31, 2012, and results of its operations and changes in its members’ capital for the three months ended March 31, 2013 and 2012 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and notes included in the Series’ annual report on Form 10-K filed with the SEC for the year ended December 31, 2012. The December 31, 2012 information has been derived from the audited financial statements as of December 31, 2012.

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

Investment

The Series invests in the Master Fund. The Series’ investment in the Master Fund is carried at fair value and represents the Series’ pro rata interest in the net assets of the Master Fund as of the close of business on the relevant valuation date. At March 31, 2013 and December 31, 2012, the Series’ investment the Master Fund was $23,191,733 and $30,769,148, approximately 31.62% and 30.64% of the Master Fund’s net assets. The Master Fund’s assets are carried at fair value. At each valuation date, the Master Fund’s income, expenses, net realized gain/(loss) and net increase/(decrease) in unrealized appreciation/(depreciation) are allocated to the Series based on the Series’ pro rata interest in the net assets of the Master Fund, and recorded in the Series’ Condensed Statements of Operations. The Master Fund provides the Series with daily estimated net asset valuations. The financial statements of the Master Fund are attached to this report and should be read in conjunction with the Series’ financial statements.

Basis of Presentation

Pursuant to rules and regulations of the SEC, financial statements are presented for the Platform as a whole and for the WC Diversified Series. The accompanying financial statements and notes thereto include financial statements and footnote totals for the Platform as a whole. For the avoidance of doubt, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular segregated series shall be enforceable only against the assets of such series and not against the assets of the Platform generally or any other segregated series. Accordingly, the assets of one segregated series of the Platform include only those funds and other assets that are paid to, held by or distributed to the Platform on account of and for the benefit of that segregated series, including, without limitation, funds delivered to the Platform for the purchase of Units in that segregated series. As of March 31, 2013 and 2012, and December 31, 2012, the WC Diversified Series exists as the only segregated series on the Platform.

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

Cash

Cash is maintained in the custody of commercial banks and includes cash received related to subscriptions received in advance. The Master Fund traded on a leverage basis of approximately: (a) two to one from January 1, 2010 through January 18, 2010; (b) two and a half to one from January 19, 2010 through October 31, 2011; (c) three to one from November 1, 2011 through January 31, 2013; (d) four to one from February 1, 2013 through March 31, 2013. In order to maintain the Series’ overall portfolio at a leverage of approximately one, the Series’ capital not needed at the Master Fund to maintain a leverage of one will be held in the cash account maintained by the Series as opposed to being invested into the Master Fund. The Sponsor will rebalance the amounts held as it deems necessary to keep the Series’ capital leverage factor at approximately one.

Prepaid assets

Prepaid assets represent insurance contracts that are maintained by the Series as well as the ongoing sales commissions (the “Sales Commission”, “Initial Sales Commission” or “Placement Fee”). Insurance premiums paid are capitalized and expensed over the term of the contract. Refer to below section “Sales Commission”.

Subscriptions received in advance

Subscriptions received in advance are subscriptions received for the purchase of units effective subsequent to period end.

Redemptions payable

Redemptions payable are share redemptions effective March 31, 2013 and December 31, 2012 but paid subsequent to period end.

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

Derivative Instruments

FASB ASC 815, Derivatives and Hedging (“ASC 815”) requires qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The Series invests substantially all of its assets in the Master Fund which engages in the speculative trading of approximately 120 instruments including international futures, options on futures contracts and forward currency contracts (collectively, “Derivatives”). The Master Fund may also trade cash equities and contracts for differences (“CFDs”). The disclosures required by ASC 815 for the Master Fund are discussed in the notes to the attached financial statements of the Master Fund. The Series does not directly trade derivatives.

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

The Sales Commission may be greater or less than 2% of the current Net Asset Value of the B-2 Units. The Sales Commission charged against the Net Asset Value of the B-2 Units each month is equal to the total of the amortized Sales Commission for all B-2 Units that have been outstanding for twelve months or less, plus 0.17% (equivalent to an annual rate of approximately 2%) per month of the Net Asset Value of the B-2 Units that have been outstanding for more than twelve months. For example, if 40% of the B-2 Units’ had been outstanding for more than twelve months, the total Sales Commission would equal the sum of all of the amortized portions for that month plus 0.17% (equivalent to an annual rate of approximately 2%) times the Net Asset Value of the B-2 Units times 0.4. All B-2 Unit holders would then be charged their pro rata portion of such amount. In general, if the Net Asset Value of the B-2 Units is increasing, the amount paid will generally be less than 2% of their Net Asset Value, and if the Net Asset Value of the B-2 Units is decreasing, the amount paid will generally be greater than 2% of their Net Asset Value. The Series incurred Sales Commission fees of $120,828 and $51,568 for the three months ended March 31, 2013 and 2012, respectively, of which $42,130 and $38,489 is owed to the Sponsor at March 31, 2013 and December 31, 2012, respectively.

The B-0 Units are not subject to a Sales Commission.

The selling agents, in consultation with the Sponsor, may waive or reduce the Sales Commission for certain Members without entitling any other Member to any such waiver or reduction.

Income Taxes

The Platform follows the provisions of FASB ASC Topic 740, Income Taxes (“ASC 740”), related to accounting for uncertainty in income taxes. ASC 740 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. ASC 740 requires the evaluation of tax positions taken in the course of preparing the tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. As of March 31, 2013 and December 31, 2012, no liability was recognized in connection with ASC 740. The Platform is subject to income tax examinations by tax authorities for all tax years since its inception date.

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

Redemption Fee

If a Member redeems his or her investment in the B-2 Units before the end of the sixth calendar month following such Member’s initial investment in the B-2 Units (the “Initial Investment”), such Redemption will be subject to a Redemption Fee (the “Redemption Fee”) equal to 2% of such Member’s Initial Investment. If a Member Redeems his or her investment in the B-2 Units following the sixth month-end after the date of his or her Initial Investment but prior to the twelfth month-end after the date of such Member’s Initial Investment, such Redemption will be subject to a Redemption Fee equal to 1% of such Member’s Initial Investment in the B-2 Units. The Redemption Fee will be pro-rated for partial redemptions prior to the twelfth month-end following such Member’s Initial Investment, i.e. if the Member withdraws 50% of his or her current investment in the B-2 Units, 50% of the Redemption Fee will be due upon Redemption. In no case will the sum of all Redemption Fees paid by a Member be greater than the Initial Sales Commission paid by such Member. Redemption fees amounted to $900 and $1,000 for the three months ended March 31, 2013 and 2012, respectively.

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

The Sponsor will receive a flat-rate monthly sponsor fee (the “Sponsor’s Fee”) of 0.042 of 1% (a 0.50% annual rate) of the Series’ Net Asset Value after deducting the management fee and accrued performance fee, if any, from the Series’ month-end net asset value for all other purposes, including interest income, of a Member’s investment in the Series for such month. The Sponsor reserves the right to waive or reduce the fee in its sole discretion. The Series incurred Sponsor’s fees of $120,342 and $98,554 for the three months ended March 31, 2013 and 2012, respectively, of which $7,958 and $13,344 is owed to the Sponsor at March 31, 2013 and December 31, 2012, respectively.

The Sponsor will receive a monthly service provider fee (the “Service Provider Fee”) equal to 0.025% of 1% (equivalent to an annual rate of approximately 0.30%) of the Net Asset Value of the Series and is reflected on the condensed statements of operations as an operating expense. Operating costs paid for by the Sponsor out of the Service Provider Fee generally include: certain ongoing offering expenses; administrative, transfer, exchange and redemption processing costs; legal, regulatory, reporting, filing, tax, audit, escrow and accounting; the fees of the Master Fund’s directors; and any other operating or administrative expenses related to accounting, research, due diligence or reporting. The Service Provider Fee is charged at the Series level.

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

WC Diversified Series Net Asset Values

The quarterly net asset value and net asset value per Unit since commencement of operations are as follows:

B-0 Sub-series

	Net Asset Value			Net Asset Value per Unit

	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting

Price at Commencement*				$1,000.000	$1,000.000
March 31, 2010	$204,747	$170,129	201.42	1,016.543	844.668
June 30, 2010	$1,552,311	$1,498,597	1,514.35	1,025.067	989.597
September 30, 2010	$3,449,930	$3,399,202	3,299.18	1,045.693	1,030.317
December 31, 2010	$7,609,887	$7,562,143	7,030.08	1,082.475	1,075.684
March 31, 2011	$14,437,218	$14,392,458	13,168.12	1,096.377	1,092.977
June 30, 2011	$21,259,372	$21,217,596	19,929.06	1,066.753	1,064.656
September 30, 2011	$33,859,556	$33,820,763	29,987.57	1,129.120	1,127.826
December 31, 2011	$39,815,854	$39,780,045	35,445.16	1,123.309	1,122.299
March 31, 2012	$50,681,169	$50,648,343	45,726.34	1,108.358	1,107.640
June 30, 2012	$54,723,265	$54,693,424	51,399.89	1,064.657	1,064.077
September 30, 2012	$57,230,448	$57,203,593	53,663.40	1,066.471	1,065.970
December 31, 2012	$59,085,151	$59,061,278	55,603.78	1,062.610	1,062.181
March 31, 2013	$59,380,910	$59,360,021	53,918.20	1,101.315	1,100.927

Total return after performance fee, from the commencement of operations through the period ended March 31, 2013				10.13%	10.09%

B-2 Sub-series

	Net Asset Value			Net Asset Value per Unit

	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting

Price at Commencement*				$1,000.000	$1,000.000
March 31, 2010	$711,568	$676,948	702.56	1,012.822	963.546
June 30, 2010	$3,545,196	$3,491,483	3,473.46	1,020.653	1,005.189
September 30, 2010	$4,167,206	$4,116,477	4,017.54	1,037.254	1,024.627
December 31, 2010	$8,686,430	$8,638,686	8,130.00	1,068.441	1,062.568
March 31, 2011	$11,718,602	$11,673,842	10,882.20	1,076.859	1,072.746
June 30, 2011	$18,552,025	$18,510,249	17,801.65	1,042.152	1,039.805
September 30, 2011	$25,506,034	$25,467,241	23,220.46	1,098.429	1,096.758
December 31, 2011	$28,671,748	$28,635,941	26,369.10	1,087.324	1,085.966
March 31, 2012	$30,271,135	$30,238,312	28,356.74	1,067.511	1,066.354
June 30, 2012	$31,902,551	$31,872,713	31,268.81	1,020.267	1,019.313
September 30, 2012	$35,467,117	$35,440,260	34,881.13	1,016.800	1,016.030
December 31, 2012	$34,902,966	$34,879,095	34,628.87	1,007.915	1,007.226
March 31, 2013	$36,418,331	$36,397,443	35,036.61	1,039.436	1,038.840

Total return after performance fee, from the commencement of operations through the period ended March 31, 2013				3.94%	3.88%

* Commencement of operations of the Series was January 1, 2010

(4)	Management and Performance Fees

The Series is subject to a monthly management fee at the rate of 0.1875% (a 2.25% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 3) calculated before reduction for any management fees, performance fees, service provider fees, sponsor fees, sales commission or extraordinary fees accrued (including performance fees accrued in a prior month) as of such month-end and before giving effect to any capital subscriptions made as of the beginning of the month immediately following such month-end and before any redemptions accrued during or as of such month-end, but after all expenses as of such month-end. The Series incurred management fees of $542,556 and $446,434 for the three months ended March 31, 2013 and 2012, respectively, of which $35,876 and $60,158 is payable at March 31, 2013 and December 31, 2012, respectively.

The Series is subject to a quarterly performance fee equal to 20% which is paid at the Series level but is calculated based on the Series’ share of the Master Fund’s new Net Trading Profits as defined by the excess, if any, of the cumulative level of Net Trading Profits attributable to the Series at the end of such quarter over the highest level of cumulative Net Trading Profits as of the end of any preceding quarter (the “High Water Mark”). The Series incurred performance fees of $0 and $327 for the three months ended March 31, 2013 and 2012, respectively, of which $0 was payable at March 31, 2013 and December 31, 2012.

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

(5)	Financial Instruments with Off-balance sheet and Concentration of Credit Risk

The Series, via its investment in the Master Fund engages in the speculative trading of derivatives. The Series does not have any direct commitments to buy or sell financial instruments, including derivatives. The Series has indirect commitments that arise through positions held by the Master Fund in which the Series invests. However, as an investor in a Master Fund, the Series’ risk at March 31, 2013 and December 31, 2012, is limited to the fair value of its investment in the Master Fund.

(6)	NAV Verification Agent

Custom House Fund Services (Chicago) LLC (“Custom House”) was retained by the Platform to serve as a NAV Verification Agent and perform certain net asset value verification procedures for the Master Fund and the Series pursuant to a NAV Verification Agreement (the “Custom House Agreement”), entered into by Custom House, the Sponsor, the Platform and the Administrator.

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

The following financial highlights in the table below show the Series’ financial performance for the three months ended March 31, 2013 and 2012 for B-0 and B-2 Sub-Series Units. All performance returns noted are calculated based on the net asset value per Unit for financial reporting, with estimated organizational costs incurred prior to issuance of Units being expensed at the commencement of the operations of the Series.

Total return is calculated as the change in a theoretical Member’s investment over the entire period - a percentage change in the Member’s capital value for the period. The information has been derived from information presented in the financial statements.

          Regarding the information shown in the table below:

•

Per Unit operating performance is computed based upon the weighted-average net Units for the periods ended March 31, 2013 and 2012. Total return is calculated as the change in the net asset value per Unit for the periods ended March 31, 2013 and 2012, and is not annualized.

•

The net investment loss and total expense ratios are computed based upon the weighted average net assets for the period ended March 31, 2013 and 2012. Weighted average net assets include the performance fee and are computed using month-end net assets. Net investment loss and expenses include the Series’ proportionate share of the Master Fund’s investment income (loss) and expenses, respectively. Such ratios have been annualized, with the exception of the performance fee and organizational expense.

An individual Member’s total return and ratios may vary from those below based on the timing of capital transactions.

AlphaMetrix Managed Futures III LLC (WC Diversified Series)

	Three Months Ended March 31, 2013 B-0 Sub-Series	Three Months Ended March 31, 2013 B-2 Sub-Series

Members’ capital per Unit - Beginning of Period	$1,062.181	$1,007.226

Per Unit data (for a Unit outstanding throughout the period)
Net investment loss	(8.755)	(13.456)
Net realized and unrealized gain/(loss) on investments	47.501	45.070

Total from investment operations	38.746	31.614

Members’ capital per Unit - End of Period	$1,100.927	$1,038.840

Total return:
Total return before performance fee	3.65%	3.14%
Performance fee	0.00%	0.00%

Total return after performance fee	3.65%	3.14%

Ratios to average Members’ capital
Net investment loss	(3.24%)	(5.26%)

Expenses:
Expenses	(3.35%)	(5.37%)
Performance fee	0.00%	0.00%

Total expenses	(3.35%)	(5.37%)

AlphaMetrix Managed Futures III LLC (WC Diversified Series)

	Three Months Ended March 31, 2012 B-0 Sub-Series	Three Months Ended March 31, 2012 B-2 Sub-Series

Members’ capital per Unit - Beginning of Period	$1,122.299	$1,085.966

Per Unit data (for a Unit outstanding throughout the period)
Net investment loss	(9.400)	(14.242)
Net realized and unrealized gain/(loss) on investments	(5.259)	(5.370)

Total from investment operations	(14.659)	(19.612)

Members’ capital per Unit - End of Period	$1,107.640	$1,066.354

Total return:
Total return before performance fee	(1.31%)	(1.81%)
Performance fee	0.00%	0.00%

Total return after performance fee	(1.31%)	(1.81%)

Ratios to average Members’ capital
Net investment loss	(3.36%)	(5.28%)

Expenses:
Expenses	3.37%	5.28%
Performance fee	0.00%	0.00%

Total expenses	3.37%	5.28%

(9)	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Sponsor has evaluated all subsequent events requiring recognition and disclosure in the financial statements through the date the financial statements were issued. The Sponsor has determined that there are no material events that would require recognition or disclosure in the Series’ financial statements.

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

Liquidity

The Series invests a portion of its assets in the Master Fund. Virtually all of the Master Fund’s capital is held in cash or cash equivalents and may be used to margin the Master Fund’s futures and currency forward positions and is withdrawn, as necessary, to pay redemptions and expenses. The Master Fund does not maintain any sources of financing other than that made available by the Clearing Brokers to fund foreign currency settlements for those instruments transacted and settled in foreign currencies. The Master Fund pays prevailing market rates for such borrowings.

A portion of the assets maintained at the Master Fund’s Clearing Brokers are restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Brokers as of March 31, 2013 and December 31, 2012 was restricted cash for margin requirements of $29,801,410 and $34,058,099, respectively. This cash becomes unrestricted if the underlying positions it supports are liquidated.

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward currency trading, the Master Fund’s and the Series’ assets are highly liquid and are expected to remain so.

Because the Master Fund’s assets are held in cash, it expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances. This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy. From its commencement of operations on October 1, 2007 through March 31, 2013, the Master Fund experienced no meaningful periods of illiquidity in any of the markets in which it traded.

The Series processes redemptions on a monthly basis, with approximately corresponding redemptions out of the Master Fund. The B-2 Sub-Series incurred aggregate redemptions of $861,880 (841.58 Units) for the three months ended March 31, 2013; the B-0 Sub-Series incurred aggregate redemptions of $3,116,534 (2,873.72 Units) for the three months ended March 31, 2013.

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

The B-2 Sub-Series commenced trading activities January 1, 2010 with an initial capitalization of $107,500. As of March 31, 2013, the B-2 Sub-Series had a capitalization of $36,418,331 based on the net asset value for all other purposes. The B-0 Sub-Series had an initial capitalization of $125,000. As of March 31, 2013, the B-0 Sub-Series had a capitalization of $59,380,910 based on the net asset value for all other purposes.

Performance Summary

Quarter ended March 31, 2013

This performance description is a brief summary of how the Series performed during the quarter ended March 31, 2013, based on the underlying performance of the Master Fund in which the Series invests, and is not necessarily an indication of how the Series will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

For the three months ended March 31, 2013 the B-2 and B-0 Sub-Series had year-to-date returns of 3.14% and 3.65% respectively, based on the net asset value for all other purposes (see “Notes to Financial Statements – (3) Related Party Transactions”).

January 1, 2013 to March 31, 2013

The B-2 Subseries posted a 1.80% gain for the month ended March 31, 2013, a gain of 3.14% for the three months ended March 31, 2013 and an overall gain of 3.94% for the Series from the inception of trading on January 1, 2010 through March 31, 2013 (not annualized). The B-0 Sub-Series posted a 1.96% gain for the month ended March 31, 2013, a gain of 3.65% for the three months ended March 31, 2013 and an overall gain of 10.13% for the Series from the inception of trading on January 1, 2010 through March 31, 2013 (not annualized).

The following discussion is based on the underlying performance of the Master Fund in which the Series invests.

The Series experienced a positive return in March 2013. The B-2 Sub-Series posted a gain of 1.79%, while the B-0 Sub-Series posted a gain of 1.96%. The notable positively performing sectors were Stock Indices, Interest Rates, Currencies and Energy, while there were no notable underperforming sectors. US equity markets resumed their rally despite the sequestration-driven US budget cuts coming into effect at the beginning of March. US stock indices rallied to near and actual all-time highs generating strong returns for the Series. Uncertainty surrounding financial stability in Cyprus dominated the latter part of the month with concerns that raiding the savings of individuals might set a precedent and lead to capital controls within the monetary union. These events saw European stock indices fall in the second half of the month, additionally hurting the value of some of the portfolio’s long emerging market currency holdings and a short gold position. Elsewhere, governor Kuroda used his first press conference as leader of the Bank of Japan to reiterate his strong desire to end deflation and set a target of achieving 2% inflation within two years. This contributed further gains to the Series’ yen and Nikkei positions. Extended cold weather in the US eroded natural gas storage levels, pushing prices significantly higher and helping the energy sector make gains in the portfolio this month.

The B-2 Sub-Series posted a (0.70%) loss for the month ended February 28, 2013, a 1.32% gain for the year to date as of February 28, 2013 and an overall gain of 2.12% for the Series from the inception of trading on January 1, 2010 to February 28, 2013 (not annualized). The B-0 Sub-Series posted a (0.53%) loss for the month ended February 28, 2013, a 1.66% gain for the year to date as of February 28, 2013 and an overall gain of 8.02% for the Series from the inception of trading on January 1, 2010 to February 28, 2013 (not annualized).

The Series experienced a negative February 2013 return. The B-2 Sub-Series posted a loss of (0.70%), while the B-0 Sub-Series posted a loss of (0.53%). The only notable positively performing sectors were Bonds and Interest Rates, while Equity Indices and Currencies far underperformed any portfolio gains. February was a turbulent month for asset prices with plenty of events to negotiate. These included a UK downgrade, the Bank of Japan searching for a new governor and the US FOMC again discussing how they will unwind their quantitative easing. On top of this Italy witnessed an inconclusive election. These events interrupted the January stock market rally which coupled with strong upward moves in the US dollar left the value of the portfolio’s equity and currency positions down on the month. This negative performance was only partially offset by corresponding higher moves in bond and fixed income prices. More rain and snow in the US, most notably over the plains, has dampened concerns of worsening drought conditions. This weather, coupled with improving grain stock projections has been seen as the catalyst behind crop prices falling, benefitting the portfolio’s short wheat and corn positions. Precious metals also came under some pressure. Position liquidation and interrupted demand through the Chinese New Year were cited as the reasons for a continuation of recent market falls with the result that the portfolio’s silver holding incurred losses.

The B-2 Sub-Series posted a 2.03% gain for the month of January 2013 and an overall gain of 2.83% for the Series from the inception of trading on January 1, 2010 to January 31, 2013 (not annualized). The B-0 Sub-Series posted a 2.20% gain for the month of January 2013 and an overall gain of 8.60% for the Series from the inception of trading on January 1, 2010 to January 31, 2013 (not annualized).

The Series experienced a positive return in January 2013. The B-2 Sub-Series posted a gain of 2.03%, while the B-0 Sub-Series posted a gain of 2.20%. The best performing sectors were global Equity Indices and Currencies, while the poorest performing sectors were long-term Bonds and short-term Rates. There were negligible gains and losses in Agricultural Grains and Livestock, Energies and Base and Precious Metals. The US avoidance of the fiscal cliff in the last moments of 2012 led to persistent market rallies in global stock indices, including those in the US, Japan and Europe. The Series was positioned long and benefited accordingly. Indications of early repayments of European Central Bank loans were greater than anticipated and from a more diverse set of institutions, including those from less well capitalized countries. In Asia, the first major policy initiative from the new Japanese government made good their promise to promote growth and end deflation, initiating a new 10.3 trillion yen stimulus package. These developments helped the short yen and long euro positions in the Series’ currency portfolio achieve large gains. A further consequence of the sustained positive sentiment has been increased focus on if, and when, monetary policy will slow and liquidity removal will start. This attention has pushed interest rates higher and reduced the value of the portfolio’s fixed income positions, particularly in Europe. Finally, energy prices also increased through the month, with a negative impact on the portfolio’s short oil and natural gas positions.

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

The Series’ assets that are invested in the Master Fund are maintained at the Clearing Brokers, held in cash at the Master Fund’s commercial bank. On assets held on deposit as margin with each Clearing Broker, the relevant Clearing Broker will credit the Master Fund with interest as of the end of each month currently at a rate equal to a certain percentage of the U.S. Treasury bill rates with the remaining portion retained by the relevant Clearing Broker. In the case of non-USD instruments, the Clearing Brokers lend to all required non-USD currencies at a local short-term interest rate plus a spread.

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

Item 4: Controls and Procedures

The Sponsor, with the participation of the Sponsor’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Platform and the Series as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Platform’s or the Series’ internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

The Sponsor is not aware of any pending legal proceedings to which either the Series is a party or to which any of its assets are subject.

Item 1A: Risk Factors

Not Required.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable; previously filed on Forms 8-K

(b)	Not applicable.

(c)

Pursuant to the Platform’s Limited Liability Company Agreement and the Series’ Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit for all other purposes (i.e. including the amortization of estimated organizational and initial offering costs). The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following tables summarize the redemptions by Members during the first quarter of 2013:

Consolidated

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

January 31, 2013	1,025.76	1,063.564
February 28, 2013	2,264.23	1,057.024
March 31, 2013	425.31	1,076.943

Total	3,715.30

B-0

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

January 31, 2013	895.39	1,085.970
February 28, 2013	1,637.26	1,080.189
March 31, 2013	341.07	1,101.315

Total	2,873.72

B-2

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

January 31, 2013	130.37	1,028.341
February 28, 2013	626.97	1,021.181
March 31, 2013	84.24	1,039.436

Total	841.58

Item 3: Defaults Upon Senior Securities

(a)	None.
(b)	None.

Item 4: (Removed and Reserved)

Item 5: Other Information

(a)	None.
(b)	Not applicable.

Item 6: Exhibits

The following exhibits are included herewith.

Exhibit Number	Description of Document

1.1*	Selling Agreement.
3.1*	Certificate of Formation of AlphaMetrix Managed Futures III LLC.
4.1*	Limited Liability Company Operating Agreement of AlphaMetrix Managed Futures III LLC.
4.2*	Separate Series Agreement for the Series.
10.1*	Trading Management Agreement.
10.2*	Assignment of Trading Management Agreement
10.3*	Amendment of Trading Management Agreement
10.4*	Administrative Services Agreement
21.1*	List of Subsidiaries.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Financial Statements of AlphaMetrix WC Diversified – MT0041 (Master Fund) (unaudited) for the three months ended March 31, 2013 and 2012.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase
**101.DEF	XBRL Taxonomy Extension Definition Linkbase
**101.LAB	XBRL Taxonomy Extension Label Linkbase
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: May 15, 2013

ALPHAMETRIX MANAGED FUTURES III LLC

By: AlphaMetrix, LLC.
Sponsor

By: /s/ Aleks Kins

Name: Aleks Kins
Title: President and Chief Executive Officer