Form 10-Q
period 2013-06-30
AlphaMetrix Managed Futures III LLC
filed 2013-08-14
CIK 1473675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Yes ☐     No ☒

ii

ALPHAMETRIX FUTURES III LLC

QUARTERLY REPORT FOR PERIOD ENDED JUNE 30, 2013 ON FORM 10-Q

iii

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)
Condensed Statements of Financial Condition

	WC Diversified Series June 30, 2013 (Unaudited)	AlphaMetrix Managed Futures III LLC June 30, 2013 (Unaudited)	WC Diversified Series December 31, 2012	AlphaMetrix Managed Futures III LLC December 31, 2012
Assets
Investment in AlphaMetrix WC Diversified Fund - MT0041, at fair value:	$24,494,247	$24,494,247	$30,769,148	$30,769,148
Receivable from AlphaMetrix WC Diversified Fund - MT0041	—	—	153,600	153,600
Cash at bank	79,678,741	79,678,741	64,990,938	64,990,938
Prepaid assets	82,087	82,087	110,883	110,883

Total Assets	$104,255,075	$104,255,075	$96,024,569	$96,024,569

Liabilities
Accrued sponsor’s fee	$6,145	$6,145	$13,344	$13,344
Accrued management fees	26,406	26,406	60,158	60,158
Accrued performance fee	7,614	7,614	—	—
Accrued sales commissions	44,941	44,941	38,489	38,489
Accrued operating costs and administrative fees	4,840	4,840	9,582	9,582
Payable to Master Fund	2,507,550	2,507,550	—	—
Redemptions payable	795,277	795,277	1,209,623	1,209,623
Subscriptions received in advance	1,776,334	1,776,334	753,000	753,000
Total Liabilities	5,169,107	5,169,107	2,084,196	2,084,196
Members’ Capital
B0 Members (57,230.45 and 55,603.78 units outstanding at June 30, 2013, and December 31, 2012, respectively, unlimited units authorized)	61,868,362	61,868,362	59,061,278	59,061,278
B2 Members (36,647.18 and 34,628.87 units outstanding at June 30, 2013, and December 31, 2012, respectively, unlimited units authorized)	37,207,455	37,207,455	34,869,023	34,869,023
Sponsor (10.00 units outstanding at June 30, 2013, and December 31, 2012, respectively, unlimited units authorized)	10,151	10,151	10,072	10,072
Total Members’ Capital	99,085,968	99,085,968	93,940,373	93,940,373
Total Liabilities and Members’ Capital	$104,255,075	$104,255,075	$96,024,569	$96,024,569
NAV per Share
B0	$1,081.039	$1,081.039	$1,062.181	$1,062.181
B2	1,015.288	1,015.288	1,007.226	1,007.226
Sponsor	1,015.288	1,015.288	1,007.226	1,007.226

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)
Condensed Statements of Operations
For the three and six months ended June 30, 2013 and 2012
(Unaudited)

	2013
	WC Diversified Series April 1, 2013 - June 30, 2013	AlphaMetrix Managed Futures III LLC April 1, 2013 - June 30, 2013	WC Diversified Series January 1, 2013 - June 30, 2013	AlphaMetrix Managed Futures III LLC January 1, 2013 - June 30, 2013
NET INVESTMENT INCOME/(LOSS) ALLOCATED FROM ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Interest income	$1,192	$1,192	$3,003	$3,003
Interest expense	(728)	(728)	(1,450)	(1,450)
Trading costs	(28,374)	(28,374)	(53,955)	(53,955)

Net investment income/(loss) allocated from AlphaMetrix WC Diversified Fund - MT0041:	(27,910)	(27,910)	(52,402)	(52,402)

FUND NET INVESTMENT INCOME/(LOSS):
Sponsor fee	(126,571)	(126,571)	(246,913)	(246,913)
Operating costs	(92,189)	(92,189)	(179,919)	(179,919)
Management fee	(570,656)	(570,656)	(1,113,212)	(1,113,212)
Performance fee	(7,614)	(7,614)	(7,614)	(7,614)
Placement fees	(55,672)	(55,672)	(114,457)	(114,457)
Sales commissions	(131,179)	(131,179)	(252,007)	(252,007)
Fund net investment income/(loss)	(983,881)	(983,881)	(1,914,122)	(1,914,122)
TOTAL NET INVESTMENT INCOME/(LOSS)	(1,011,791)	(1,011,791)	(1,966,524)	(1,966,524)
REALIZED AND UNREALIZED GAIN/(LOSS) ALLOCATED FROM ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Net realized gain/(loss)	(1,152,996)	(1,152,996)	3,471,992	3,471,992
Net increase/(decrease) in unrealized appreciation/(depreciation)	98,520	98,520	(327,690)	(327,690)
Total realized and unrealized gain/(loss) allocated from AlphaMetrix WC Diversified Fund - MT0041:	(1,054,476)	(1,054,476)	3,144,302	3,144,302
Net increase/(decrease) in net assets resulting from operations	$(2,066,267)	$(2,066,267)	$1,177,778	$1,177,778
Net increase/(decrease) in net assets resulting from operations per unit:
Weighted average number of units outstanding	91,688	91,688	90,725	90,725
Net income (loss) per weighted average unit	$(22.54)	$(22.54)	$12.98	$12.98

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

(Continued)

ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)
Condensed Statements of Operations
For the three and six months ended June 30, 2013 and 2012
(Unaudited)

	2012
	WC Diversified Series April 1, 2012 - June 30, 2012	AlphaMetrix Managed Futures III LLC April 1, 2012 - June 30, 2012	WC Diversified Series January 1, 2012 - June 30, 2012	AlphaMetrix Managed Futures III LLC January 1, 2012 - June 30, 2012
NET INVESTMENT LOSS ALLOCATED FROM ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Interest income	$1,502	$1,502	$3,121	$3,121
Interest expense	(281)	(281)	(985)	(985)
Trading costs	(24,301)	(24,301)	(42,836)	(42,836)
Cash manager and sponsor fees	—	—	(545)	(545)

Net investment loss allocated from AlphaMetrix WC Diversified Fund - MT0041:	(23,080)	(23,080)	(41,245)	(41,245)

FUND NET INVESTMENT LOSS:
Sponsor fee	(106,941)	(106,941)	(205,495)	(205,495)
Operating costs	(77,079)	(77,079)	(148,192)	(148,192)
Management fee	(482,142)	(482,142)	(928,576)	(928,576)
Performance fee	—	—	(327)	(327)
Placement fees	(84,498)	(84,498)	(184,119)	(184,119)
Sales commissions	(76,789)	(76,789)	(128,357)	(128,357)
Fund net investment loss	(827,449)	(827,449)	(1,595,066)	(1,595,066)
TOTAL NET INVESTMENT LOSS	(850,529)	(850,529)	(1,636,311)	(1,636,311)
REALIZED AND UNREALIZED GAIN (LOSS) ALLOCATED FROM ALPHAMETRIX WC DIVERSIFIED FUND - MT0041:
Net realized gain (loss)	(2,426,562)	(2,426,562)	(1,171,445)	(1,171,445)
Net increase (decrease) in unrealized appreciation (depreciation)	(436,935)	(436,935)	(2,148,198)	(2,148,198)
Total realized and unrealized gain (loss) allocated from AlphaMetrix WC Diversified Fund - MT0041:	(2,863,497)	(2,863,497)	(3,319,643)	(3,319,643)
Net increase (decrease) in net assets resulting from operations	$(3,714,026)	$(3,714,026)	$(4,955,954)	$(4,955,954)
Net increase (decrease) in net assets resulting from operations per unit:
Weighted average number of units outstanding	78,410.61	78,410.61	73,703.79	73,703.79
Net income (loss) per weighted average unit	$(47.37)	$(47.37)	$(67.24)	$(67.24)

(Concluded)

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC
(A Delaware Series Limited Liability Company)
Condensed Statements of Changes in Members’ Capital
For the six months ended June 30, 2013 and 2012
(Unaudited)

	WC Diversified Series B-0 Members		WC Diversified Series B-2 Members		WC Diversified Series Sponsor (B-2)		WC Diversified Series Total		AlphaMetrix Managed Futures III LLC
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2013	$59,061,278	55,603.78	$34,869,023	34,618.87	$10,072	10.00	$93,940,373	90,232.65	$93,940,373	90,232.65
Member subscriptions	6,681,800	6,053.33	4,328,034	4,157.70	—	—	11,009,834	10,211.03	11,009,834	10,211.03
Member redemptions	(4,845,276)	(4,426.66)	(2,196,741)	(2,129.39)	—	—	(7,042,017)	(6,556.05)	(7,042,017)	(6,556.05)
Net investment income/(loss)	(995,129)	—	(971,122)	—	(273)	—	(1,966,524)	—	(1,966,524)	—
Total realized and unrealized gain/(loss) allocated from AlphaMetrix WC Diversified Fund - MT0041	1,965,689	—	1,178,261	—	352	—	3,144,302	—	3,144,302	—
Members’ capital at June 30, 2013	$61,868,362	57,230.45	$37,207,455	36,647.18	$10,151	10.00	$99,085,968	93,887.63	$99,085,968	93,887.63

Net asset value per unit at January 1, 2013	$1,062.181		$1,007.226		$1,007.226
Change in net asset value per unit	18.858		8.062		8.062
Net asset value per unit at June 30, 2013	$1,081.039		$1,015.288		$1,015.288

	WC Diversified Series B-0 Members		WC Diversified Series B-2 Members		WC Diversified Series Sponsor (B-2)		WC Diversified Series Total		AlphaMetrix Managed Futures III LLC
	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Members’ capital at January 1, 2012	$39,780,045	35,445.16	$28,625,081	26,359.10	$10,860	10.00	$68,415,986	61,814.26	$68,415,986	61,814.26
Member subscriptions	18,699,813	16,752.75	7,017,478	6,539.69	—	—	25,717,291	23,292.44	25,717,291	23,292.44
Member redemptions	(878,189)	(798.02)	(1,732,997)	(1,639.98)	—	—	(2,611,186)	(2,438.00)	(2,611,186)	(2,438.00)
Net investment income/(loss)	(821,722)	—	(814,312)	—	(277)	—	(1,636,311)	—	(1,636,311)	—
Total realized and unrealized gain/(loss) allocated from AlphaMetrix WC Diversified Fund - MT0041	(2,086,523)	—	(1,232,730)	—	(390)	—	(3,319,643)	—	(3,319,643)	—
Members’ capital at June 30, 2012	$54,693,424	51,399.89	$31,862,520	31,258.81	$10,193	10.00	$86,566,137	82,668.70	$86,566,137	82,668.70

Net asset value per unit at January 1, 2012	$1,122.299		$1,085.966		$1,085.966
Change in net asset value per unit	(58.222)		(66.653)		(66.653)
Net asset value per unit at June 30, 2012	$1,064.077		$1,019.313		$1,019.313

See notes to financial statements and the financial statements of AlphaMetrix WC Diversified Fund - MT0041 attached as Exhibit 99.1.

ALPHAMETRIX MANAGED FUTURES III LLC

(A Delaware Series Limited Liability Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012 AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

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

The accompanying unaudited financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the Series’ financial condition at June 30, 2013 (unaudited) and December 31, 2012, and results of its operations and changes in its members’ capital for the six months ended June 30, 2013 and 2012 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and notes included in the Series’ annual report on Form 10-K filed with the SEC for the year ended December 31, 2012. The December 31, 2012 information has been derived from the audited financial statements as of December 31, 2012.

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

Investment

The Series invests in the Master Fund. The Series’ investment in the Master Fund is carried at fair value and represents the Series’ pro rata interest in the net assets of the Master Fund as of the close of business on the relevant valuation date. At June 30, 2013 and December 31, 2012, the Series’ investment the Master Fund was $24,494,247 and $30,769,148, approximately 33.85% and 30.64% of the Master Fund’s net assets. The Master Fund’s assets are carried at fair value. At each valuation date, the Master Fund’s income, expenses, net realized gain/(loss) and net increase/(decrease) in unrealized appreciation/(depreciation) are allocated to the Series based on the Series’ pro rata interest in the net assets of the Master Fund, and recorded in the Series’ Condensed Statements of Operations. The Master Fund provides the Series with daily estimated net asset valuations. The financial statements of the Master Fund are attached to this report and should be read in conjunction with the Series’ financial statements.

Basis of Presentation

Pursuant to rules and regulations of the SEC, financial statements are presented for the Platform as a whole and for the WC Diversified Series. The accompanying financial statements and notes thereto include financial statements and footnote totals for the Platform as a whole. For the avoidance of doubt, the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular segregated series shall be enforceable only against the assets of such series and not against the assets of the Platform generally or any other segregated series. Accordingly, the assets of one segregated series of the Platform include only those funds and other assets that are paid to, held by or distributed to the Platform on account of and for the benefit of that segregated series, including, without limitation, funds delivered to the Platform for the purchase of Units in that segregated series. As of June 30, 2013 and 2012, and December 31, 2012, the WC Diversified Series exists as the only segregated series on the Platform.

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

Cash

Cash is maintained in the custody of commercial banks and includes cash received related to subscriptions received in advance. The Master Fund traded on a leverage basis of approximately: (a) two to one from January 1, 2010 through January 18, 2010; (b) two and a half to one from January 19, 2010 through October 31, 2011; (c) three to one from November 1, 2011 through January 31, 2013; (d) four to one from February 1, 2013 through June 30, 2013. In order to maintain the Series’ overall portfolio at a leverage of approximately one, the Series’ capital not needed at the Master Fund to maintain a leverage of one will be held in the cash account maintained by the Series as opposed to being invested into the Master Fund. The Sponsor will rebalance the amounts held as it deems necessary to keep the Series’ capital leverage factor at approximately one.

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

Redemptions payable

Redemptions payable are share redemptions effective June 30, 2013 and December 31, 2012 but paid subsequent to period end.

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

The Sales Commission may be greater or less than 2% of the current Net Asset Value of the B-2 Units. The Sales Commission charged against the Net Asset Value of the B-2 Units each month is equal to the total of the amortized Sales Commission for all B-2 Units that have been outstanding for twelve months or less, plus 0.17% (equivalent to an annual rate of approximately 2%) per month of the Net Asset Value of the B-2 Units that have been outstanding for more than twelve months. For example, if 40% of the B-2 Units’ had been outstanding for more than twelve months, the total Sales Commission would equal the sum of all of the amortized portions for that month plus 0.17% (equivalent to an annual rate of approximately 2%) times the Net Asset Value of the B-2 Units times 0.4. All B-2 Unit holders would then be charged their pro rata portion of such amount. In general, if the Net Asset Value of the B-2 Units is increasing, the amount paid will generally be less than 2% of their Net Asset Value, and if the Net Asset Value of the B-2 Units is decreasing, the amount paid will generally be greater than 2% of their Net Asset Value. The Series incurred Sales Commission fees of $131,179 and $252,007 and $76,789 and $128,357 for the three and six months ended June 30, 2013 and 2012, respectively, of which $44,941 and $38,489 is owed to the Sponsor at June 30, 2013 and December 31, 2012, respectively.

The B-0 Units are not subject to a Sales Commission.

The selling agents, in consultation with the Sponsor, may waive or reduce the Sales Commission for certain Members without entitling any other Member to any such waiver or reduction.

Income Taxes

The Platform follows the provisions of FASB ASC Topic 740, Income Taxes (“ASC 740”), related to accounting for uncertainty in income taxes. ASC 740 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. ASC 740 requires the evaluation of tax positions taken in the course of preparing the tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. As of June 30, 2013 and December 31, 2012, no liability was recognized in connection with ASC 740. The Platform is subject to income tax examinations by tax authorities for all tax years since its inception date.

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

Redemption Fee

If a Member redeems his or her investment in the B-2 Units before the end of the sixth calendar month following such Member’s initial investment in the B-2 Units (the “Initial Investment”), such Redemption will be subject to a Redemption Fee (the “Redemption Fee”) equal to 2% of such Member’s Initial Investment. If a Member Redeems his or her investment in the B-2 Units following the sixth month-end after the date of his or her Initial Investment but prior to the twelfth month-end after the date of such Member’s Initial Investment, such Redemption will be subject to a Redemption Fee equal to 1% of such Member’s Initial Investment in the B-2 Units. The Redemption Fee will be pro-rated for partial redemptions prior to the twelfth month-end following such Member’s Initial Investment, i.e. if the Member withdraws 50% of his or her current investment in the B-2 Units, 50% of the Redemption Fee will be due upon Redemption. In no case will the sum of all Redemption Fees paid by a Member be greater than the Initial Sales Commission paid by such Member. There were no redemption fees for the six months ended June 30, 2013 and 2012, respectively.

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

The Sponsor will receive a flat-rate monthly sponsor fee (the “Sponsor’s Fee”) of 0.042 of 1% (a 0.50% annual rate) of the Series’ Net Asset Value after deducting the management fee and accrued performance fee, if any, from the Series’ month-end net asset value for all other purposes, including interest income, of a Member’s investment in the Series for such month. The Sponsor reserves the right to waive or reduce the fee in its sole discretion. The Series incurred Sponsor’s fees of $126,571 and $246,913 and $106,941 and $205,495 for the six months ended June 30, 2013 and 2012, respectively, of which $6,145 and $13,344 is owed to the Sponsor at June 30, 2013 and December 31, 2012, respectively.

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

WC Diversified Series Net Asset Values

The quarterly net asset value and net asset value per Unit since commencement of operations are as follows:

B-0 Sub-series

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				$1,000.000	$1,000.000
March 31, 2010	$204,747	$170,129	201.42	1,016.543	844.668
June 30, 2010	$1,552,311	$1,498,597	1,514.35	1,025.067	989.597
September 30, 2010	$3,449,930	$3,399,202	3,299.18	1,045.693	1,030.317
December 31, 2010	$7,609,887	$7,562,143	7,030.08	1,082.475	1,075.684
March 31, 2011	$14,437,218	$14,392,458	13,168.12	1,096.377	1,092.977
June 30, 2011	$21,259,372	$21,217,596	19,929.06	1,066.753	1,064.656
September 30, 2011	$33,859,556	$33,820,763	29,987.57	1,129.120	1,127.826
December 31, 2011	$39,815,854	$39,780,045	35,445.16	1,123.309	1,122.299
March 31, 2012	$50,681,169	$50,648,343	45,726.34	1,108.358	1,107.640
June 30, 2012	$54,723,265	$54,693,424	51,399.89	1,064.657	1,064.077
September 30, 2012	$57,230,448	$57,203,593	53,663.40	1,066.471	1,065.970
December 31, 2012	$59,085,151	$59,061,278	55,603.78	1,062.610	1,062.181
March 31, 2013	$59,380,910	$59,360,021	53,918.20	1,101.315	1,100.927
June 30, 2013	$61,886,269	$61,868,362	57,230.45	1,081.352	1,081.039

Total return after performance fee, from the commencement of operations through the period ended June 30, 2013				8.14%	8.10%

B-2 Sub-series

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Price at Commencement*				$1,000.000	$1,000.000
March 31, 2010	$711,568	$676,948	702.56	1,012.822	963.546
June 30, 2010	$3,545,196	$3,491,483	3,473.46	1,020.653	1,005.189
September 30, 2010	$4,167,206	$4,116,477	4,017.54	1,037.254	1,024.627
December 31, 2010	$8,686,430	$8,638,686	8,130.00	1,068.441	1,062.568
March 31, 2011	$11,718,602	$11,673,842	10,882.20	1,076.859	1,072.746
June 30, 2011	$18,552,025	$18,510,249	17,801.65	1,042.152	1,039.805
September 30, 2011	$25,506,034	$25,467,241	23,220.46	1,098.429	1,096.758
December 31, 2011	$28,671,748	$28,635,941	26,369.10	1,087.324	1,085.966
March 31, 2012	$30,271,135	$30,238,312	28,356.74	1,067.511	1,066.354
June 30, 2012	$31,902,551	$31,872,713	31,268.81	1,020.267	1,019.313
September 30, 2012	$35,467,117	$35,440,260	34,881.13	1,016.800	1,016.030
December 31, 2012	$34,902,966	$34,879,095	34,628.87	1,007.915	1,007.226
March 31, 2013	$36,418,331	$36,397,443	35,036.61	1,039.436	1,038.840
June 30, 2013	$37,235,508	$37,217,606	36,657.18	1,015.777	1,015.288

Total return after performance fee, from the commencement of operations through the period ended June 30, 2013				1.58%	1.53%

* Commencement of operations of the Series was January 1, 2010

(4)	Management and Performance Fees

The Series is subject to a monthly management fee at the rate of 0.1875% (a 2.25% annual rate) of the Series’ month-end net asset value for all other purposes (see Note 3) calculated before reduction for any management fees, performance fees, service provider fees, sponsor fees, sales commission or extraordinary fees accrued (including performance fees accrued in a prior month) as of such month-end and before giving effect to any capital subscriptions made as of the beginning of the month immediately following such month-end and before any redemptions accrued during or as of such month-end, but after all expenses as of such month-end. The Series incurred management fees of $570,656 and $1,113,212 and $482,142 and $928,576 for the three and six months ended June 30, 2013 and 2012, respectively, of which $26,406 and $60,158 is payable at June 30, 2013 and December 31, 2012, respectively.

The Series is subject to a quarterly performance fee equal to 20% which is paid at the Series level but is calculated based on the Series’ share of the Master Fund’s new Net Trading Profits as defined by the excess, if any, of the cumulative level of Net Trading Profits attributable to the Series at the end of such quarter over the highest level of cumulative Net Trading Profits as of the end of any preceding quarter (the “High Water Mark”). The Series incurred performance fees of $7,614 and $7,614 and $0 and $327 for the three and six months ended June 30, 2013 and 2012, respectively, of which $7,614 and $0 is payable at June 30, 2013 and December 31, 2012, respectively.

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

(5)	Financial Instruments with Off-balance sheet and Concentration of Credit Risk

The Series, via its investment in the Master Fund engages in the speculative trading of derivatives. The Series does not have any direct commitments to buy or sell financial instruments, including derivatives. The Series has indirect commitments that arise through positions held by the Master Fund in which the Series invests. However, as an investor in a Master Fund, the Series’ risk at June 30, 2013 and December 31, 2012, is limited to the fair value of its investment in the Master Fund.

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

The following financial highlights in the table below show the Series’ financial performance for the six months ended June 30, 2013 and 2012 for B-0 and B-2 Sub-Series Units. All performance returns noted are calculated based on the net asset value per Unit for financial reporting, with estimated organizational costs incurred prior to issuance of Units being expensed at the commencement of the operations of the Series.

Total return is calculated as the change in a theoretical Member’s investment over the entire period - a percentage change in the Member’s capital value for the period. The information has been derived from information presented in the financial statements.

Regarding the information shown in the table below:

•	Per Unit operating performance is computed based upon the weighted-average net Units for the periods ended June 30, 2013 and 2012. Total return is calculated as the change in the net asset value per Unit for the periods ended June 30, 2013 and 2012, and is not annualized.

•	The net investment loss and total expense ratios are computed based upon the weighted average net assets for the periods ended June 30, 2013 and 2012. Weighted average net assets include the performance fee and are computed using month-end net assets. Net investment loss and expenses include the Series’ proportionate share of the Master Fund’s investment income (loss) and expenses, respectively. Such ratios have been annualized, with the exception of the performance fee and organizational expense.

An individual Member’s total return and ratios may vary from those below based on the timing of capital transactions.

AlphaMetrix Managed Futures III LLC (WC Diversified Series)

	Six Months Ended June 30, 2013 B-0 Sub-Series	Six Months Ended June 30, 2013 B-2 Sub-Series
Members’ capital per Unit - Beginning of Period	$1,062.181	$1,007.226

Per Unit data (for a Unit outstanding throughout the period)
Net investment loss	(17.818)	(27.124)
Net realized and unrealized gain/(loss) on investments	36.676	35.186
Total from investment operations	18.858	8.062

Members’ capital per Unit - End of Period	$1,081.039	$1,015.288

Total return:
Total return before performance fee	1.79%	0.81%
Performance fee	(0.01%)	(0.01%)
Total return after performance fee	1.78%	0.80%

Ratios to average Members’ capital
Net investment loss	(3.24%)	(5.23%)

Expenses:
Expenses	3.25%	5.25%
Performance fee	0.01%	0.01%
Total expenses	3.26%	5.26%
13

AlphaMetrix Managed Futures III LLC (WC Diversified Series)

	Six Months Ended June 30, 2012 B-0 Sub-Series	Six Months Ended June 30, 2012 B-2 Sub-Series
Members’ capital per Unit - Beginning of Period	$1,122.299	$1,085.966

Per Unit data (for a Unit outstanding throughout the period)
Net investment loss	(18.362)	(28.135)
Net realized and unrealized gain/(loss) on investments	(39.860)	(38.518)
Total from investment operations	(58.222)	(66.653)

Members’ capital per Unit - End of Period	$1,064.077	$1,019.313

Total return:
Total return before performance fee	(5.19%)	(6.14%)
Performance fee	0.00%	0.00%
Total return after performance fee	(5.19%)	(6.14%)

Ratios to average Members’ capital
Net investment loss	(3.32%)	(5.28%)

Expenses:
Expenses	3.33%	5.29%
Performance fee	0.00%	0.00%
Total expenses	3.33%	5.29%
14

(9)	Subsequent Events

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

A portion of the assets maintained at the Master Fund’s Clearing Brokers are restricted cash required to meet maintenance margin requirements. Included in cash deposits with the Clearing Brokers as of June 30, 2013 and December 31, 2012 was restricted cash for margin requirements of $24,675,867 and $34,058,099, respectively. This cash becomes unrestricted if the underlying positions it supports are liquidated.

Other than potential market-imposed limitations on liquidity, due, for example, to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Master Fund’s futures and forward currency trading, the Master Fund’s and the Series’ assets are highly liquid and are expected to remain so.

Because the Master Fund’s assets are held in cash, it expects to be able to liquidate all of its open positions or holdings quickly and at prevailing market prices, except in unusual circumstances. This generally permits the Trading Advisor to enter and exit markets, leverage and deleverage in accordance with its strategy. From its commencement of operations on October 1, 2007 through June 30, 2013, the Master Fund experienced no meaningful periods of illiquidity in any of the markets in which it traded.

The Series processes redemptions on a monthly basis, with approximately corresponding redemptions out of the Master Fund. The B-0 Sub-Series incurred aggregate redemptions of $4,845,276 (4,427 Units) for the six months ended June 30, 2013; the B-2 Sub-Series incurred aggregate redemptions of $2,196,741 (2,129 Units) for the six months ended June 30, 2013. The Series processes redemptions on a monthly basis, with approximately corresponding redemptions out of the Master Fund. The B-0 Sub-Series incurred aggregate redemptions of $4,845,276 (4,427 Units) and $878,189 (798.02 Units) for the six months ended June 30, 2013 and 2012, respectively; the B-2 Sub-Series incurred aggregate redemptions of $2,196,741 (2,129 Units) and 1,732,997 (1,639.98 Units) and for the six months ended June 30, 2013 and 2012, respectively.

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

The B-2 Sub-Series commenced trading activities on January 1, 2010 with an initial capitalization of $107,500. As of June 30, 2013, the B-2 Sub-Series had a capitalization of $37,235,508 based on the net asset value for all other purposes. The B-0 Sub-Series had an initial capitalization of $125,000. As of June 30, 2013, the B-0 Sub-Series had a capitalization of $61,886,269 based on the net asset value for all other purposes.

Performance Summary

Quarter ended June 30, 2013

This performance description is a brief summary of how the Series performed during the quarter ended June 30, 2013, based on the underlying performance of the Master Fund in which the Series invests, and is not necessarily an indication of how the Series will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply may have occurred at or about the same time. The Series’ past results are not necessarily indicative of future results.

For the six months ended June 30, 2013 the B-2 and B-0 Sub-Series had year-to-date gain of 0.79% and 1.77% respectively, based on the net asset value for all other purposes (see “Notes to Financial Statements – (3) Related Party Transactions”).

The following discussion is based on the underlying performance of the Master Fund in which the Series invests.

April 1, 2013 to June 30, 2013

The B-2 Subseries posted a (2.66%) loss for the month ended June 30, 2013, a loss of (2.28%) and a gain 0.79% for the three and six months ended June 30, 2013 and an overall gain of 1.58% for the Series from the inception of trading on January 1, 2010 through June 30, 2013 (not annualized). The B-0 Sub-Series posted a (2.51%) loss for the month ended June 30, 2013, a loss of (1.82%) and a gain 1.77% for the three and six months ended June 30, 2013 and an overall gain of 8.14% for the Series from the inception of trading on January 1, 2010 through June 30, 2013 (not annualized).

The Series experienced a negative return in June 2013. The B2 series posted a loss of (2.66%), while the B0 series posted a loss of (2.51%). The notable positively performing sector was precious metals, while the notable underperforming sectors were global equity indices, long-term bonds, global currencies, short-term interest rates and energies.

June proved to be a volatile four weeks for the Series as it recovered from a deeper mid-month draw down. The bond market rout, initially triggered by Federal Reserve chairman Bernanke’s comments on the potential reduction in quantitative easing, continued and deepened in June, particularly after the Fed’s press conference on 19th June surprised investors by reinforcing the hawkish views expressed in May. Dramatic selling of bond, credit and emerging markets followed, as these assets were deemed the most vulnerable to a tightening in financial conditions. This momentum was not helped by generally positive US economic data and the resulting sell off in asset prices suggests that many market participants were rapidly unwinding their positions. This was particularly so in Japan, where the so-called “Abenomics” rally came to a definite end.

Not surprisingly, the portfolio’s long positions across equity and fixed income markets fell in value with the indices finishing in negative territory despite staging a slight recovery from the intra-month lows as month-end approached. Emerging markets have also been hit, particularly with losses in Turkish Lira and Russian Roubles. These losses were offset to some extent by short positions in the precious and base metal sectors; copper having fallen over 8% in June and gold now trading 25% below where it opened 2013.

The B-2 Sub-Series posted a (2.21%) loss for the month ended May 31, 2013, a 3.54% gain for the year to date as of May 31, 2013 and an overall gain of 4.35% for the Series from the inception of trading on January 1, 2010 to May 31, 2013 (not annualized). The B-0 Sub-Series posted a (2.07%) loss for the month ended May 31, 2013, a 4.39% gain for the year to date as of May 31, 2013 and an overall gain of 10.92% for the Series from the inception of trading on January 1, 2010 to May 31, 2013 (not annualized).

The Series experienced a negative return in May 2013. The B-2 Sub-Series posted a (2.21%) loss, while the B-0 Sub-Series posted a loss of (2.07%). The notable positively performing sectors were equity indices, precious metals, and agricultural products, while the notable underperforming sectors were long-term bonds, short-term interest rates, and currencies.

Financial markets spent much of May interpreting and reacting to the actions and communications of central banks. The ECB cut interest rates and discussed additional measures to aid liquidity including loan purchases, revival of the ABS market and negative deposit rates. This coupled with further easing elsewhere and some better than expected employment data from the USA helped US and European equity markets maintain recent momentum and post gains for the Series’ long index positions. In Japan, however, there was a volatile reversal to the year’s rally, with the result that the NIKKEI closed the month lower.

Minutes from the latest Federal Reserve FOMC meeting and Chairman Bernanke’s testimony to Congress reinvigorated some market participants’ perception that a tapering of monetary stimulus in the US would materialize sooner than expected. Yields pushed higher as fixed income positions unwound, reducing the value of the Series’ long holdings in Europe and the US. Emerging market currencies weakened as the differential between core and peripheral yields narrowed, negatively impacting the portfolio’s long holding of Turkish Lira and Chilean Peso in particular. Precious metals also extended recent losses, benefitting the portfolio’s short gold position in that sector.

The B-2 Sub-Series posted a 2.66% gain for the month ended April 30, 2013, a 5.88% gain for the year to date as of April 30, 2013 and an overall gain of 6.71% for the Series from the inception of trading on January 1, 2010 to April 30, 2013 (not annualized). The B-0 Sub-Series posted a 2.84% gain for the month ended April 30, 2013, a 6.59% gain for the year to date as of April 30, 2013 and an overall gain of 13.26% for the Series from the inception of trading on January 1, 2010 to April 30, 2013 (not annualized).

The Series experienced a positive return in April 2013. The B-2 Sub-Series posted a 2.66% gain, while the B-0 Sub-Series posted a gain of 2.84%. The notable positively performing sectors were equity indices, precious metals, currencies, bonds, and interest rates, while the only notable underperforming sector was agricultural grains.

Financial markets extended their rally through April, with the global search for yield overshadowing a few potential stumbling blocks surrounding European politics. The combination of central bank balance sheet expansion and a generally bullish earnings season helped deliver positive performance in long equity and fixed income positions.

Some momentum was lost mid-month after the release of unexpectedly soft Chinese economic data which caused some concern among market participants for the prospects of a broader economic recovery. Metal prices sold off and have struggled to recover, increasing the value of the portfolio’s short holdings in gold, copper and to a lesser extent, silver.

Japanese markets provided the biggest outperformances after the Bank of Japan provided further reassurance to investors of their intention to meet aggressive inflation targets and escaped any criticism from the G20 regarding currency devaluation. Recent trends in the Nikkei and yen accelerated, delivering large gains for the portfolio’s respective long and short positions.

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

The Series experienced a positive return in March 2013. The B-2 Sub-Series posted a gain of 1.80%, while the B-0 Sub-Series posted a gain of 1.96%. The notable positively performing sectors were Stock Indices, Interest Rates, Currencies and Energy, while there were no notable underperforming sectors. US equity markets resumed their rally despite the sequestration-driven US budget cuts coming into effect at the beginning of March. US stock indices rallied to near and actual all-time highs generating strong returns for the Series. Uncertainty surrounding financial stability in Cyprus dominated the latter part of the month with concerns that raiding the savings of individuals might set a precedent and lead to capital controls within the monetary union. These events saw European stock indices fall in the second half of the month, additionally hurting the value of some of the portfolio’s long emerging market currency holdings and a short gold position. Elsewhere, governor Kuroda used his first press conference as leader of the Bank of Japan to reiterate his strong desire to end deflation and set a target of achieving 2% inflation within two years. This contributed further gains to the Series’ yen and Nikkei positions. Extended cold weather in the US eroded natural gas storage levels, pushing prices significantly higher and helping the energy sector make gains in the portfolio this month.

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

For the six months ended March 31, 2012 the B-2 and B-0 Sub-Series had year-to-date returns of (1.82%) and (1.33%), respectively, based on the net asset value for all other purposes (see “Notes to Financial Statements – (3) Related Party Transactions”).

January 1, 2012 to March 31, 2012

The B-2 Subseries posted a (1.02%) loss for the month ended March 31, 2012, a loss of (1.82%) for the six months ended March 31, 2012 and an overall gain of 6.75% for the Series from the inception of trading on January 1, 2010 through March 31, 2012 (not annualized). The B-0 Sub-Series posted a (0.85%) loss for the month ended March 31, 2012, a loss of (1.33%) for the six months ended March 31, 2012 and an overall gain of 10.84% for the Series from the inception of trading on January 1, 2010 through March 31, 2012 (not annualized).

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

Item 4: Controls and Procedures

The Sponsor, with the participation of the Sponsor’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Platform and the Series as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Platform’s or the Series’ internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

The Sponsor is not aware of any pending legal proceedings to which either the Series is a party or to which any of its assets are subject.

Item 1A: Risk Factors

Not Required.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable; previously filed on Forms 8-K

(b)	Not applicable.

(c)	Pursuant to the Platform’s Limited Liability Company Agreement and the Series’ Separate Series Agreement, Members may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit for all other purposes (i.e. including the amortization of estimated organizational and initial offering costs). The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. The following tables summarize the redemptions by Members during the first quarter of 2013:
24

Consolidated

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

April 30, 2013	798.55	1,116.551
May 31, 2013	1,267.93	1,098.059
June 30, 2013	774.27	1,064.224

Total	2,840.75

B-0

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

April 30, 2013	426.74	1,132.636
May 31, 2013	992.08	1,109.157
June 30, 2013	134.12	1,081.352

Total	1,552.94

B-2

Month	Units Redeemed	Redemption Date Net Asset Value per Unit for All Other Purposes

April 30, 2013	371.81	1,067.107
May 31, 2013	275.85	1,043.503
June 30, 2013	640.15	1,015.777

Total	1,287.81

Item 3: Defaults Upon Senior Securities

(a)	None.
(b)	None.

Item 4: (Removed and Reserved)

Item 5: Other Information

(a)	None.
(b)	Not applicable.

Item 6: Exhibits

The following exhibits are included herewith.

Exhibit Number	Description of Document

1.1*	Selling Agreement.
3.1*	Certificate of Formation of AlphaMetrix Managed Futures III LLC.
4.1*	Limited Liability Company Operating Agreement of AlphaMetrix Managed Futures III LLC.
4.2*	Separate Series Agreement for the Series.
10.1*	Trading Management Agreement.
10.2*	Assignment of Trading Management Agreement
10.3*	Amendment of Trading Management Agreement
10.4	Administrative Services Agreement
21.1*	List of Subsidiaries.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Financial Statements of AlphaMetrix WC Diversified – MT0041 (Master Fund) (unaudited) for the three and six months ended June 30, 2013 and 2012.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase
**101.DEF	XBRL Taxonomy Extension Definition Linkbase
**101.LAB	XBRL Taxonomy Extension Label Linkbase
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: August 14, 2013

ALPHAMETRIX MANAGED FUTURES III LLC

By: AlphaMetrix, LLC.

Sponsor

By:	/s/ Aleks Kins
Name: Aleks Kins
Title: President and Chief Executive Officer
27